Form 10-Q
period 1995-03-31
NUCLEAR SUPPORT SERVICES INC
filed 1995-05-15
CIK 317488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1995

                               OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from ____________ to ____________


                 Commission File Number 0-12293

                 NUCLEAR SUPPORT SERVICES, INC.
       (Exact Name of Registrant as Specified in Charter)

              VIRGINIA                  54-0952207
   (State of Incorporation)  (IRS Employer Identification No.)


          22 Northeast Drive, Hershey, PA         17033
 (Address of Principal Executive Offices)       (Zip Code)

                         (717)  533-6370
      (Registrant's Telephone Number, Including Area Code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (X)   No (  )


   Common Stock, par value $.0025 per share: 2,169,190 shares outstanding as of April 21, 1995

                 NUCLEAR SUPPORT SERVICES, INC.


                         PART I  ITEM 1

                      FINANCIAL STATEMENTS
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page

Unaudited Consolidated Balance Sheets as of
     March 31, 1995 and September 30, 1994                  3

Unaudited Consolidated Statements of Operations for
     the Three Month Periods Ended March 31, 1995 and 1994  5

Unaudited Consolidated Statements of Operations for
     the Six Month Periods Ended March 31, 1995 and 1994    6

Unaudited Consolidated Statements of Cash Flows for
     the Six Month Periods Ended March 31, 1995 and 1994    7

Notes to Unaudited Consolidated Financial Statements        8


                         PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                              9


                        PART II   ITEM 4

Submission of Matters to a Vote of Security Holders        12


                        PART II   ITEM 6

Exhibits and Reports on Form 8-K                           12

PART 1 ITEM 1         FINANCIAL STATEMENTS

                 NUCLEAR SUPPORT SERVICES, INC.
                   Consolidated Balance Sheets
                             Assets
                           (Unaudited)

                               March 31,1995  September 30,1994
Current assets

Cash                               $363,802        1,910,947
Accounts receivable:
    Billed                       15,753,665       14,803,818
    Unbilled                        567,371        1,069,313
    Other                           878,923          464,381
  Total accounts receivable      17,199,959       16,337,512

Inventory                         1,199,942        1,635,151
Advances to employees               101,692          152,329
Recoverable taxes                   121,500          121,500
Deferred income tax benefit       2,678,129          822,000
Prepaid Insurance                   772,440        2,814,168
Other prepaid expenses              751,678          548,577
Costs and estimated earnings
 in excess of billings
 on uncompleted contracts         1,489,639        1,361,263
Other current assets                206,568          314,596
  Total current assets           24,885,349       26,018,043

Property and equipment
  Land                              964,100          964,100
  Buildings and improvements      1,940,387        2,111,339
  Machinery and equipment         7,212,644        7,481,577
  Furniture and fixtures          1,946,106        2,137,291
  Vehicles                          672,069          390,635
Total property and equipment     12,735,306       13,084,942

  Less accumulated depreciation   6,189,455        5,571,929

Net property and equipment        6,545,851        7,513,013

Deferred income taxes               478,000          478,000
Excess of cost over net assets of
businesses acquired,
 net of amortization of $495,896
 and $521,482, respectively       1,164,635        1,201,607
Other assets                        340,395          278,704

  Total assets                  $33,414,230       35,489,367

                 NUCLEAR SUPPORT SERVICES, INC.
                   Consolidated Balance Sheets
              Liabilities and Shareholders' Equity
                           (Unaudited)

                             March 31, 1995 September 30,1994
Current liabilities:

 Notes payable                   $1,572,895        2,754,103
 Note payable to bank            10,598,070                0
 Current portion of
  long-term debt                  1,389,495        1,236,125
 Accounts payable                 4,000,071        4,092,378
 Accrued payroll and employee
  benefits                        4,251,111        2,930,327
 Billings in excess of costs and
  estimated earnings on
  uncompleted contracts             857,220          368,581
 Other accrued expenses           2,149,274        2,893,431
  Total current liabilities      24,818,136       14,274,945

Note payable to bank                      0        9,140,523
Long-term debt, less
 current portion                  4,875,595        5,569,206
  Total liabilities              29,693,731       28,984,674

Shareholders' equity:
 Common stock, $.0025 par value,
 authorized 10,000,000 shares;
 issued 2,476,242 shares,
  outstanding 2,169,190 shares        6,190            6,190
 Additional paid-in-capital       3,472,506        3,472,506
 Retained earnings                4,871,940        7,656,134
 Treasury stock, at cost:
  307,052 shares                (4,630,137)      (4,630,137)

  Total shareholders' equity      3,720,499        6,504,693

  Total liabilities and
   shareholders' equity         $33,414,230       35,489,367

                 NUCLEAR SUPPORT SERVICES, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                               Three Months Ended March 31,
                                         1995         1994
Revenues from services            $22,264,860   22,150,142
Cost of services                   19,625,829   18,324,365
 Gross margin                       2,639,031    3,825,777

General and administrative expenses 5,548,479    3,838,500
Restructuring expenses                448,990            0
Income (loss) from operations     (3,358,438)     (12,723)

Interest expense                    (442,637)    (357,794)
Loss on disposal of property
 and equipment                      (397,520)            0
Other income, net                     124,318       46,743
  Total other expense, net          (715,839)    (311,051)

  Loss before income taxes        (4,074,277)    (323,774)

Income tax benefit                (1,629,711)    (327,000)

Net earnings (loss)              $(2,444,566)        3,226

Earnings (loss) per share
  (Based upon 2,169,190 and 2,218,176
  weighted average common and common
  equivalent shares, respectively)     $(1.13)         .00

                 NUCLEAR SUPPORT SERVICES, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                                 Six Months Ended March 31,
                                         1995         1994
Revenues from services            $44,588,585   48,658,853
Cost of services                   38,363,590   40,250,504
 Gross margin                       6,224,995    8,408,349

General and administrative expenses 9,174,020    7,739,541
Restructuring expenses                448,990            0
 Income (loss) from operations    (3,398,015)      668,808

Interest expense                    (877,221)    (602,781)
Loss on disposal of
 property and equipment             (397,520)            0
Other income, net                      32,433       87,273
  Total other expense, net        (1,242,308)    (515,508)

  Earnings (loss) before
   income taxes                   (4,640,323)     153,300

Income tax benefit                (1,856,129)    (136,000)

Net earnings (loss)              $(2,784,194)      289,300

Earnings (loss) per share
  (Based upon 2,169,190 and 2,186,617
  weighted average common and common
  equivalent shares, respectively)     $(1.28)         .13

                 NUCLEAR SUPPORT SERVICES, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                 Six Months Ended March 31,
                                         1995         1994
Cash flows from operating
  activities:
 Net earnings (loss)             $(2,784,194)      289,300
Adjustments to reconcile net
 earnings (loss) to net cash
 provided (used) by operating
  activities:
  Depreciation and amortization       760,727      723,545
  Loss disposal of property
   and equipment                      397,520            0
  Deferred income taxes           (1,856,129)            0

 Change in assets and liabilities
  net of effects from purchases and
  sales of subsidiaries:
  Increase (decrease) in
   accounts receivable              (862,447)    1,483,985
  Increase (decrease) in inventory    435,209    (334,224)
  Increase (decrease) in costs and
   estimated earnings in excess of
   billings on
   uncompleted contracts            (128,376)      151,776
  Decrease in other assets          1,935,601      438,208
  Increase (decrease) in
   accounts payable and
   accrued expenses                   484,320    (221,572)
  Increase (decrease) in billings
   in excess of costs and estimated
   earnings on uncompleted contracts  488,639  (1,776,086)
    Net cash provided (used)
     by operating activities      (1,129,130)      754,932

Cash flows from investing activities:
 Acquisition of businesses,
  net of cash acquired                      0  (7,376,408)
 Net purchase of property
  and equipment                     (154,113)    (202,290)
   Net cash used by investing
    activities                      (154,113)  (7,578,698)

Cash flows from financing activities:
  Net borrowings on notes payable     276,339      174,319
  Principal payments on
   long-term debt                   (540,241)    (166,108)
  Proceeds from long-term debt              0    6,868,000
    Net cash provided (used) by
     financing activities           (263,902)    6,876,211

    Net increase (decrease)
     in cash                      (1,547,145)       52,445

Cash at beginning of period         1,910,947      232,018
Cash at end of period                $363,802      284,463

                 NUCLEAR SUPPORT SERVICES, INC.

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

    The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with Form 10-Q Rules and the Company's accounting policies as described in its latest Annual Report. In the opinion of Management, these Financial Statements reflect all necessary adjustments and reclassifications (which include only normal, recurring items). These Financial Statements, when read in conjunction with the Financial Statements and Notes thereto included in the Company's latest annual report on Form 10-K, present fairly the financial position of the Company as of March 31, 1995 and September 30, 1994, and the results of operations for the three and six month periods ended March 31, 1995 and 1994.

(2) Acquisitions

    In November 1993 (effective for all financial purposes October 1, 1993), NSSI acquired two companies, Oliver B. Cannon & Son, Inc. and Sline Industrial Painters, Inc. (marketed together as Cannon Sline). Cannon Sline provides surface preparation and specialty coatings services to power generation, pulp and paper, petro-chemical and other general industries throughout the United States.

(3) Company Debt

    The Company maintains an $18,000,000 revolving credit line and has an outstanding principal balance of approximately $6,200,000 on its term debt obligation. The term loan was primarily used to finance the acquisition of Cannon Sline. Borrowings under this agreement are secured by substantially all of the assets of the Company. This loan agreement, among other things, requires the Company to meet various covenants including minimum levels of working capital and tangible net worth. The Company was not in compliance with these covenants on March 31, 1995.


(4) Supplementary Statements of Cash Flows Information

                             March 31, 1995 March 31, 1994
Cash paid during the
 three month periods for:
    Interest                       $729,276        567,143
    Income taxes                    $45,329        146,491

PART I  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowings. These sources of liquidity are reduced by the payment of direct costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving line of credit and term debt.

Working capital as of March 31, 1995 was approximately
$67,000 compared to $11,743,000 as of September 30, 1994.
This decrease was due primarily to reclassifying the revolving credit line to short-term due to covenant violations and additional charges resulting from new management's initiatives to consolidate Company operations for economies of scale and to strengthen the Company's more profitable business lines (see comments on restructuring under Current Trends and Effects). At March 31, 1995, the
Company had borrowed approximately $10,600,000 on its revolving credit line and had an outstanding principal balance of $6,164,000 on its term debt obligation.

Company management has determined that the Company was out of compliance with certain of its covenants respecting its revolving line of credit arrangement as of the close of its second quarter on March 31, 1995 and remains so. There has been no declaration of default by the Company's lenders with respect to these obligations. No formal request has been made for waiver or forbearance of the present covenants. Company management is, however, working with its lenders in connection with its restructuring and consolidation efforts noted herein. Management believes the Company's lenders are generally supportive of these restructuring efforts in stabilizing the business and expects to present its plan to these lenders in June. Lenders' representatives have indicated a willingness to discuss new lending covenants after review of management's presentation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 1994

Consolidated revenues remained even at $22,265,000 compared to $22,150,000 for the same period last year. Cannon Sline revenues were substantially unchanged for the period. NSS
Numanco's revenues declined 9% when compared to the same quarter last year. Henze's revenues were approximately 34% above the same period last year at $3,724,000. IceSolv's revenues increased 34% but were not material.

The consolidated gross margin for the second three months of fiscal 1995 decreased $1,187,000 to 12% of revenue as compared to 17% for the same period last year. This decrease was primarily attributable to a drop in Henze's margin performance and a write-down of Henze's inventory (see Current Trends and Effects). Margins for the other companies remained substantially unchanged.

General and administrative expenses excluding one-time charges of $2,105,000 for the three month period ended March 31, 1995 decreased to $3,443,000 from $3,839,000 for the same period last year. As a percentage of revenues, these costs decreased by 2% when compared to the same quarter last year. Total general and administrative expenses for the period were $5,548,000 which reflects the one-time effect of adjustments taken to streamline the business. In addition, charges of $449,000 and $398,000 were incurred in restructuring the Company and disposal of fixed assets, respectively.

Interest expense for the quarter increased from $358,000 for the 1994 second quarter to $443,000 for the current quarter.
This increase was attributable to higher interest rates for the credit facility.

The Company recorded a loss before taxes of $4,074,000 compared to $324,000 for the same period last year resulting in an income tax benefit of $1,630,000 for the 1995 quarter. The effective tax rate for the fiscal 1995 three month period was 40%.

The net loss of $2,445,000 or $1.13 per share for the 1995 second fiscal quarter compared to net earnings of $3,226 or $.00 per share for the second quarter of fiscal year 1994 resulted primarily from the Company's restructuring initiatives.

SIX MONTHS ENDED MARCH 31, 1995 COMPARED TO SIX MONTHS ENDED
MARCH 31, 1994

Consolidated revenues decreased 9% to $44,589,000 compared to $48,659,000 for the same period last year. Cannon Sline revenues were substantially unchanged. NSS Numanco's revenues declined 24% when compared to the same period last year. This decline was primarily due to less work availability in the prior quarter as reported in December.
Henze's revenues were approximately 24% above the same period last year at $7,471,000. IceSolv's revenues increased 71% but were not material.

The consolidated gross margin for the first six months of fiscal year 1995 decreased $2,183,000 to 14% of revenue as compared to 17% for the same period last year. This decrease was primarily attributable to a drop in Henze's margin performance and an inventory write-off. Margins for the other companies remained substantially unchanged.

General and administrative expenses attributable to operations for the six month period ended March 31, 1995 decreased to $7,037,000 from $7,740,000 for the same period last year. As a percentage of revenues, these costs were unchanged when compared to the same period last year. Total general and administrative expenses for the period were $9,174,000 which reflect the one-time effect of adjustments taken to streamline the business. In addition, charges of $449,000 and $398,000 were incurred in restructuring the Company and adjustments to fixed assets, respectively.

Interest expense increased from $603,000 for the six month period last year to $877,000 for the 1995 fiscal period.
This increase was attributable to higher interest rates for the credit facility.

The Company recorded a loss before taxes of $4,640,000 compared to a profit of $153,000 for the same period last year. The loss resulted in an income tax benefit of $1,856,000 for the year to date period. The effective tax rate for the fiscal 1995 six month period was 40%.

The net loss of $2,784,000 or $1.28 per share for the first six months of fiscal year 1995 compared to net earnings of $289,000 or $.13 per share for the same period last year resulted primarily from the Company's restructuring initiatives.

Current Trends and Effects

Company management has determined, after extensive review of current operations, to down-size the Company. The aim is to consolidate operations for economy of scale and to strengthen profitable business lines in order to restore the Company to profitability. As a result of management's restructuring determinations, the Company recognized restructuring and other related, one-time charges of approximately $3,400,000 in the second quarter of fiscal year 1995. Approximately $1,200,000 of these charges related to severance pay, building lease terminations, relocation costs and professional fees paid to outside consultants. An additional $1,700,000 relates to write-offs associated with computer hardware and software, insurance premium adjustments and accounts receivable. The remaining $500,000 of additional write-off relates to an inventory adjustment at Henze.

As indicated above, management has been working with the Company's lenders' representatives in formulating its restructuring efforts and believes that these charges, although painful, are appropriate at this time. Management further believes that its consolidation efforts and its commitment to strengthening its more profitable lines of business will set the Company's path on a return to profitability. In keeping with this approach and with the consent of its lenders, the Company's Cannon Sline operations acquired all of the fixed assets of the Construction Services Division of Master Builders, Inc. on
April 28, 1995. This acquisition will supply Cannon Sline with additional equipment and an opportunity to expand its operations in the coatings application markets.

As to specific operations, both NSS Numanco and Cannon Sline remained profitable for this second quarter. While IceSolv was not profitable for the quarter, it continues to show improvement. Henze's losses continued this quarter. Management is increasing its efforts to improve Henze's performance while remaining open to options concerning Henze and its specific business lines.

Management continues to anticipate a profitable 1995 fiscal year for its NSS Numanco and Cannon Sline operations. In light of its restructuring initiatives and continued weakness at Henze, management does not expect the Company to be profitable on a consolidated basis for the year.


PART II   ITEM 4  SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on
February 15, 1995.  The following actions were taken:

1) The following directors were re-elected to serve on the Board of Directors of the Company until the next Annual
   Meeting.  Tabulated voting results were as follows:

    Heath L. Allen       (For 1,824,765; Against 39,120)
    Dale L. Ferguson     (For 1,833,369; Against 30,516)
    Robert A. Hess       (For 1,832,669; Against 31,216)
    Donald E. Lyons      (For 1,824,165; Against 39,720)
    Thomas P. McShane    (For 1,605,549; Against 258,336)
    Wm. Lawrence Petcovic(For 1,802,965; Against 60,920)
    Joe C. Quick         (For 1,823,865; Against 40,020)
    Ralph A. Trallo      (For 1,825,080; Against 38,805)


2) KPMG Peat Marwick LLP was approved as the independent auditing firm for the Company for the fiscal year ending
   September 30, 1995.  Tabulated voting results were:  For
   1,811,511; Against 10,712; Abstain 41,662.


PART II   ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27     Financial Data Schedule for the Six Month
               Period Ended March 31, 1995

                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






DATE:                            NUCLEAR SUPPORT SERVICES,INC.




May 15, 1995                     /s/ Ralph A. Trallo
                                 Ralph A. Trallo
                                 President
                                 Chief Operating Officer
                                 Director





May 15, 1995                     /s/ Michael J. Olson
                                 Michael J. Olson
                                 Vice President, Finance
                                 Secretary/Treasurer and
                                 Chief Financial Officer