Form 10-Q
period 1995-06-30
NUCLEAR SUPPORT SERVICES INC
filed 1995-07-31
CIK 317488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1995

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


   Common Stock, par value $.0025 per share: 2,169,190 shares outstanding as of July 21, 1995

                 NUCLEAR SUPPORT SERVICES, INC.

                         PART I  ITEM 1

                      FINANCIAL STATEMENTS
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page

Unaudited Consolidated Balance Sheets as of
     June 30, 1995 and September 30, 1994                   3

Unaudited Consolidated Statements of Operations for
     the Three Month Periods Ended June 30, 1995 and 1994   5

Unaudited Consolidated Statements of Operations for
     the Nine Month Periods Ended June 30, 1995 and 1994    6

Unaudited Consolidated Statements of Cash Flows for
     the Nine Month Periods Ended June 30, 1995 and 1994    7

Notes to Unaudited Consolidated Financial Statements        8


                         PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                              9


                        PART II   ITEM 6

Exhibits and Reports on Form 8-K                           10

PART 1 ITEM 1         FINANCIAL STATEMENTS

                 NUCLEAR SUPPORT SERVICES, INC.
                   Consolidated Balance Sheets
                             Assets
                           (Unaudited)
                              June 30, 1995 September 30, 1994
Current assets

Cash                               $896,504        1,910,947
Accounts receivable:
    Billed                       15,501,702       14,803,818
    Unbilled                        359,455        1,069,313
    Other                           739,821          616,710
  Total accounts receivable      16,600,978       16,489,871

Inventory                         1,262,166        1,635,151
Recoverable taxes                   121,500          121,500
Deferred income tax benefit       2,559,329          822,000
Other prepaid expenses            1,299,808        3,362,745
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts            1,802,895        1,361,263
Other current assets                127,491          314,596
  Total current assets           24,670,671       26,018,043

Property and equipment
  Land                              964,100          964,100
  Buildings and improvements      1,940,387        2,111,339
  Machinery and equipment         7,514,336        7,481,577
  Furniture and fixtures          1,946,106        2,137,291
  Vehicles                          691,284          390,635
Total property and equipment     13,056,213       13,084,942

  Less accumulated depreciation   6,544,119        5,571,929

Net property and equipment        6,512,094        7,513,013

Deferred income taxes               478,000          478,000
Excess of cost over net assets of
  businesses acquired,
  net of amortization
  of $514,382 and $521,482,
  respectively                    1,146,149        1,201,607
Other assets                        372,890          278,704

  Total assets                  $33,179,804       35,489,367

                 NUCLEAR SUPPORT SERVICES, INC.
                   Consolidated Balance Sheets
              Liabilities and Shareholders' Equity
                           (Unaudited)
                              June 30, 1995  September 30, 1994
Current liabilities:

 Notes payable                   $1,688,369        2,754,103
 Note payable to bank             9,302,769                0
 Current portion of long-term
  debt                            1,387,780        1,236,125
 Accounts payable                 5,517,704        4,092,378
 Accrued expenses                 5,841,839        5,823,758
 Billings in excess of
  costs and estimated
  earnings on uncompleted
  contracts                       1,093,703          368,581
  Total current liabilities      24,832,164       14,274,945

Note payable to bank                      0        9,140,523
Long-term debt, less
 current portion                  4,525,253        5,569,206
  Total liabilities              29,357,417       28,984,674

Shareholders' equity:
 Common stock, $.0025 par value,
  authorized 10,000,000 shares;
  issued 2,476,242 shares,
  outstanding 2,169,190 shares        6,190            6,190
 Additional paid-in-capital       3,472,506        3,472,506
 Retained earnings                4,973,828        7,656,134
 Treasury stock, at cost:
  307,052 shares                (4,630,137)      (4,630,137)

  Total shareholders' equity      3,822,387        6,504,693

  Total liabilities and
   shareholders' equity         $33,179,804       35,489,367

                 NUCLEAR SUPPORT SERVICES, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                               Three Months Ended June 30,
                                         1995         1994
Revenues from services            $26,744,016   25,884,529
Cost of services                   22,433,224   21,091,667
 Gross margin                       4,310,792    4,792,862

General and administrative
 expenses                           3,511,497    3,909,183
Income from operations                799,295      883,679

Interest expense                    (493,212)    (380,052)
Other expense, net                    (9,082)     (37,219)
  Total other expense, net          (502,294)    (417,271)

  Earnings before income taxes        297,001      466,408

Income tax expense                    195,113      187,000

Net earnings                         $101,888      279,408

Earnings per share
  (Based upon 2,169,190
  and 2,192,855 weighted
  average common and common
  equivalent shares, respectively)       $.05          .13

                 NUCLEAR SUPPORT SERVICES, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                                Nine Months Ended June 30,
                                         1995         1994
Revenues from services            $71,332,601   74,543,382
Cost of services                   60,796,814   61,342,171
 Gross margin                      10,535,787   13,201,211

General and administrative
 expenses                          12,685,517   11,648,724
Restructuring expenses                448,990            0
 Income (loss) from operations    (2,598,720)    1,552,487

Interest expense                  (1,370,433)    (982,833)
Loss on disposal of
 property and equipment             (397,520)            0
Other income, net                      23,351       50,054
  Total other expense, net        (1,744,602)    (932,779)

  Earnings (loss) before
  income taxes                    (4,343,322)      619,708

Income tax expense (benefit)      (1,661,016)       51,000

Net earnings (loss)              $(2,682,306)      568,708

Earnings (loss) per share
  (Based upon 2,169,190
   and 2,188,266 weighted
   average common and common
   equivalent shares,
   respectively)                      ($1.23)          .26

                 NUCLEAR SUPPORT SERVICES, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                Nine Months Ended June 30,
                                         1995         1994
Cash flows from operating
  activities:
 Net earnings (loss)             $(2,682,306)      568,708
Adjustments to reconcile net
 earnings (loss) to net cash
 provided (used) by operating
 activities:
  Depreciation and amortization     1,133,870    1,088,984
  Loss disposal of
  property and equipment              397,520            0
  Deferred income taxes           (1,737,329)            0

 Change in assets and
  liabilities net of effects
  from purchases and sales
  of subsidiaries:
  (Increase) decrease in accounts
   receivable                       (111,137)    1,131,280
  (Increase) decrease in inventory    372,985    (335,168)
  Increase in costs and
   estimated earnings in excess
   of billings on uncompleted
   contracts                        (441,632)    (204,590)
  Decrease in other assets          2,155,856      801,538
  Increase (decrease) in
   accounts payable
   and accrued expenses             1,443,414    (673,418)
  Increase (decrease) in
   billings in excess of
   costs and estimated earnings
   on uncompleted contracts           725,122  (1,590,379)
    Net cash provided by
     operating activities           1,256,363      787,495

Cash flows from investing
 activities:
 Net purchase of property
  and equipment                      (475,020)   (413,737)
 Acquisition of businesses,
  net of cash acquired                      0  (7,583,604)
   Net cash used by investing
   activities                        (475,020) (7,997,341)

Cash flows from financing
 activities:
  Net payments (borrowings)
  on notes payable                   (903,488)     869,983
  Principal payments on
  long-term debt                     (892,298)    (316,963)
  Proceeds from long-term debt              0    6,736,000
    Net cash provided (used) by
     financing activities         (1,795,786)    7,289,020

    Net increase (decrease)
    in cash                       (1,014,443)       79,174

Cash at beginning of period         1,910,947      232,018
Cash at end of period                $896,504      311,192

                 NUCLEAR SUPPORT SERVICES, INC.

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

    The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with Form 10-Q Rules and the Company's accounting policies as described in its latest Annual Report. In the opinion of management, these Financial Statements reflect all necessary adjustments and reclassifications (which include only normal, recurring items). These Consolidated Financial Statements, when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's latest annual report on Form 10-K, present fairly the financial position of the Company as of June 30, 1995 and September 30, 1994, and the results of operations for the three and nine month periods ended June 30, 1995 and 1994.

(2) Company Debt

    The Company maintains an $18,000,000 revolving credit line and has an outstanding principal balance of approximately $5,900,000 on its term debt obligation. Borrowings under this agreement are secured by substantially all of the assets of the Company. This loan agreement, among other things, requires the Company to meet various covenants including minimum levels of working capital and tangible net worth. The Company was not in compliance with these covenants on June 30, 1995.

(3) Supplementary Statements of Cash Flows Information
                              June 30, 1995  June 30, 1994
Cash paid during the
 nine month periods for:
    Interest                     $1,355,143        929,193
    Income taxes                   $126,132        197,418

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

Working capital as of June 30, 1995 was approximately $(161,000) compared to $11,743,000 as of September 30, 1994.
This decrease was due primarily to reclassifying the revolving credit line to short-term due to covenant violations and additional charges resulting from new management's initiatives to consolidate Company operations for economies of scale and to strengthen the Company's more profitable business lines. At June 30, 1995, the Company had borrowed approximately $9,300,000 on its revolving credit line and had an outstanding principal balance of $5,900,000 on its term debt obligation.

NSSI management has determined that the Company was out of compliance with certain of its covenants respecting its revolving line of credit arrangement as of the close of its third quarter on June 30, 1995 and remains so. There has been no declaration of default by the Company's lenders with respect to these obligations. No formal request has been made for waiver or forbearance of the present covenants.
The Company's lenders have supported management's restructuring efforts to stabilize the business. The Company is currently discussing new covenants with its lenders and expects to have a revised banking agreement in place by September 30, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE
MONTHS ENDED JUNE 30, 1994

Consolidated revenues for the three month period ended June
30, 1995 increased 3% to $26,744,000 compared to the same period last year. NSS Numanco's revenues declined 7% due to reduced activity in its commercial nuclear power markets. This reduction was more than offset by an 11% increase in the aggregate operating revenues of Cannon
Sline, Henze and IceSolv.

The consolidated gross margin for the third quarter of fiscal year 1995 decreased 10% to $4,311,000 primarily due to a drop in Henze's margins compared to the same period last year. Aggregate margins for Cannon Sline, NSS Numanco and IceSolv were unchanged compared to the same period last year.

General and administrative expenses for the quarter ended
June 30, 1995 decreased 10% as a result of the effects of the implementation of management's restructuring plan.

Interest expense for the 1995 fiscal third quarter increased 30% due to an increase in interest rates for the Company's credit facility.

The Company earned a profit before taxes of $297,000 compared to $466,000 for the same period last year. The tax expense for the three month period ended June 30, 1995 was $195,000.

Net income for the quarter ended June 30, 1995 was $102,000, or $.05 per share, compared to $297,000, or $.13 per share, for the same period last year.


NINE MONTHS ENDED JUNE 30, 1995 COMPARED TO NINE MONTHS
ENDED JUNE 30, 1994

Consolidated revenues decreased 4% to $71,333,000 compared to $74,543,000 for the same period last year. NSS Numanco's revenues declined 19% when compared to the same period last year primarily due to continued contraction of the commercial nuclear power market (and the Company's efforts to increase its service offerings in other markets).
Henze's revenues were approximately 24% above the same period last year at $7,471,000. Cannon Sline revenues were substantially unchanged. IceSolv's revenues increased 42%, but were not material.

The consolidated gross margin for the first nine months of fiscal year 1995 decreased $2,666,000 to 15% of revenue as compared to 18% for the same period last year. This decrease was primarily attributable to a drop in Henze's margin performance and an inventory write-off. NSS Numanco's margins for the year to date period of fiscal year 1995 were 8% below the comparable period last year. Cannon Sline's margins remained substantially unchanged. IceSolv's margins were insignificant to the overall operations.

General and administrative expenses for the nine month period ended June 30, 1995 were $12,686,000 which included a second quarter adjustment of $2,138,000 taken to streamline the business and restructure the corporation, compared to $11,649,000 for the comparable period last year.

Interest expense increased from $983,000 for the nine month period last year to $1,370,000 for the 1995 fiscal period.
This increase was attributable to higher interest rates for the credit facility.

The Company recorded a loss before taxes of $4,343,000 for the nine month period ended June 30, 1995 compared to a profit of $620,000 for the same period last year. The loss resulted in an income tax benefit of $1,661,000 for the year to date period. The effective tax rate for the fiscal 1995 nine month period was 38%.
The net loss of $2,682,000, or $1.23 per share, for the first nine months of fiscal year 1995 compared to net earnings of $569,000, or $.26 per share for the same period last year, resulted primarily from the Company's restructuring initiatives implemented during the second fiscal quarter and poor performance of its Henze operations earlier in the year.

CURRENT TRENDS AND EFFECTS

Company management has implemented its restructuring plan to consolidate operations for economy of scale and to strengthen profitable business lines in order to restore the Company to profitability.

As to specific operations, NSS Numanco, Cannon Sline and
IceSolv were profitable for this third quarter period.
Henze's losses continued this period. Management is continuing its efforts to improve Henze's performance while remaining open to options concerning Henze and its specific business lines.

Management continues to anticipate a profitable 1995 fiscal year for its NSS Numanco and Cannon Sline operations. In light of its restructuring initiatives and the continued weakness at Henze, the Company does not expect to be profitable on a consolidated basis for the year ending
September 30, 1995.


PART II   ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27     Financial Data Schedule for the Nine Month
               Period Ended June 30, 1995

                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                      NUCLEAR SUPPORT SERVICES,INC.




 July 31, 1995                   /s/ Ralph A. Trallo
                                 Ralph A. Trallo
                                 President
                                 Chief Operating Officer
                                 Director





 July 31, 1995                   /s/ Michael J. Olson
                                 Michael J. Olson
                                 Vice President, Finance
                                 Secretary/Treasurer and
                                 Chief Financial Officer