Form 10-K
period 1995-09-30
NUCLEAR SUPPORT SERVICES INC
filed 1996-02-07
CIK 317488

FORM 10-K
             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended September 30, 1995
                               OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES
                      EXCHANGE ACT OF 1934
       For the Transition Period From _______ To ________

                    Commission File #0-12293

                 NUCLEAR SUPPORT SERVICES, INC.
       (Exact Name of Registrant as Specified in Charter)

                VIRGINIA                  No. 54-0952207
      (State of Incorporation)  IRS Employer Identification

        22 Northeast Drive, Hershey, Pennsylvania  17033
      (Address of Principal Executive Offices and Zip Code)

       Registrant's Telephone Number, Including Area Code
                         (717) 533-6370

     Securities Registered Pursuant to Section 12 (b) of the
                           Act:  None

     Securities Registered Pursuant to Section 12 (g) of the
                              Act:

            Common Stock, Par Value $.0025 Per Share

    Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section
13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the registrant was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value held by non-affiliates of the registrant as of December 8, 1995:

      Common Stock, par value $.0025 per share   $2,302,236

The number of shares outstanding as of the close of business on December 8, 1995, was 2,169,190 shares of Common Stock, par value $.0025 per share.

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1995 and registrant's definitive Proxy Statement for the Annual Meeting of Shareholders on March 5, 1996, are incorporated into Parts II and III, respectively, as set forth herein.

                 NUCLEAR SUPPORT SERVICES, INC.

                  1995 Form 10-K Annual Report

                        Table of Contents


PART I

Item 1.  Business                                           3

Item 2.  Properties                                         8

Item 3.  Legal Proceedings                                  9

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           10


PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters                       10

Item 6.  Selected Financial Data                           10

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     10

Item 8.  Financial Statements and Supplementary Data       10

Item 9.  Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure            10


PART III

Item 10. Directors and Executive Officers of the
         Registrant                                        11

Item 11. Executive Compensation                            11

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             11

Item 13. Certain Relationships and Related Transactions    11


PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                               11

PART I

ITEM 1     BUSINESS

      Since Nuclear Support Services, Inc. (NSSI or the
      Company) was organized in 1973 as a Virginia business corporation, it has provided a variety of services to power generation, pulp and paper, petro-chemical, refining and other industries.
      The Company's principal business has been providing technical support personnel on an "as needed" basis to assist in the maintenance and operation of power generation facilities, and to a lesser extent, providing valve repair and maintenance services to power generation, pulp and paper and petro-chemical customers. NSSI's servicing capabilities were expanded in fiscal year 1994 with the addition of surface preparation, specialty coatings and industrial cleaning services which are provided to the Company's traditional markets and other industries.

      From 1987 through 1989, the Company acquired companies which provided valve services to power generation, petro-chemical and refining industries, including maintenance of valves and valve actuators and diagnostic testing of motor-operated valves. These operations were consolidated under Henze-Movats, Incorporated
      (Henze-Movats) in order to provide a total range of valve services for the operability and reliability of valves in power plants and processing facilities.

      Effective December 31, 1990, the Company sold to
      Westinghouse Electric Corporation (Westinghouse) the nuclear portion of the valve diagnostic, actuator and valve maintenance operations of its subsidiary, Henze-Movats, in exchange for cash and portions of Westinghouse's staff augmentation businesses (Numanco and the nuclear field services operations of WISCO). As part of this transaction, the Company entered into a Supply Agreement with Westinghouse by which the Company, among other things, was designated preferred supplier for certain staff augmentation services to Westinghouse's Nuclear
      Services Division.

      Numanco supplied nuclear staff augmentation services, primarily in the areas of radiation protection and decontamination. The WISCO operations supplied nuclear instrumentation, electrical and mechanical staff augmentation services through the Company's traditional manpower operations. In April 1992, those operations and Numanco were consolidated and renamed NSS Numanco, Inc. (NSS Numanco), headquartered in Hershey, Pennsylvania which now provides all these services as a single unit.
      The non-nuclear valve and actuator operations, renamed Henze Services, Inc., (Henze) remains part of the Company.

      In June 1993, the Company created a new
      subsidiary, IceSolv, Inc. (IceSolv) to provide dry ice blasting services to nuclear, electrical, commercial and other general industries. IceSolv utilizes state of the art equipment for decontamination, cleaning and preparation of surfaces. Prior to the formation of IceSolv, these services were provided through NSS Numanco, Inc.

      Effective October 1, 1993, NSSI acquired two companies, Oliver B. Cannon & Son, Inc. and
      Sline Industrial Painters, Inc., marketed together as Cannon Sline. Cannon Sline provides surface preparation, specialty coatings and related services to power generation, pulp and paper, marine and other general industries across the United States.

      In March 1995, the Company commenced a
      restructuring plan which includes increased emphasis on its more profitable lines of business and a shift in focus from staff augmentation to contract services.

      In the first week of September 1995, the Company and its subsidiaries filed voluntary bankruptcy petitions under Chapter 11 Reorganization in the U.S. Bankruptcy Court for the Middle District of
      Pennsylvania in Harrisburg which are jointly administered at Case Number 1-95-1767. This action became necessary to gain access to the Company's own cash for continued operations when its participant lender refused to continue funding its working capital line. The Company has obtained debtor in possession financing with its agent lender and continues to operate as debtor in possession.

      On January 31, 1996, the Company filed its Joint
      Plan of Reorganization.

MARKETS AND SERVICES FOR NSSI

     NSSI is an integrated service company which provides a range of maintenance, repair and technical services on an as-needed basis to power generation and process industries, government facilities and major industries in the United States through the Company's operating subsidiaries. Services are provided on either a contract service or staff augmentation basis.
Contract services involve contracting for the accomplishment of defined tasks for the customer with supervision retained by the Company's operating subsidiary. Staff augmentation services entail providing qualified manpower to work under the direction of the customer. For fiscal year 1995, contract services accounted for sixty-five percent
(65%) of revenue compared to fifty-eight percent (58%) in fiscal year 1994 and twenty-two percent (22%) in fiscal year 1993.

      Power Generation Market

      The power generation industry was the primary market for the Company's services in fiscal year
      1995. Fifty-one percent (51%) of consolidated revenues was attributable to nuclear, fossil fuel, hydro-electric and other customers whose operations involve the production of electricity. This is a reduction from sixty-three percent (63%) in fiscal year 1994 and eighty-eight percent (88%) in fiscal year 1993.
      Much of the business performed in this market occurs during scheduled or unscheduled shutdowns of commercial power generation facilities. The
      Company provides a wide range of services to this industry including: staff augmentation in areas of radiological protection;
      decontamination; mechanical, instrumentation and electrical maintenance; professional services and contract services which includes cleaning, surface preparation, decontamination, painting, specialty coatings and linings, identification systems, passive fireproofing systems and valve/actuator repair services.

      Petro-chemical and Refining Market

      Eighteen percent (18%) of the Company's revenues in fiscal year 1995 was generated from clients in the petro-chemical and refining industry which includes chemical, crude oil and natural gas processing compared to fifteen percent (15%) in fiscal year 1994 and five percent (5%) in fiscal year 1993. The Company provides contract services to this industry primarily consisting of specialty cleaning, surface preparation, painting, specialty coating and linings, identification systems, passive fire protection systems and valve/actuator repair services.

      Pulp and Paper Market

      Pulp and paper facilities serviced by the Company include mills and production plants whose primary operations involve the production of paper, paperboard and pulp. Of the Company's consolidated revenues in fiscal year 1995, fifteen percent (15%) was generated from customers in this industry compared to thirteen percent (13%) in fiscal year 1994 and four percent (4%) in fiscal year 1993. The Company provides contract services to this industry, substantially the same as provided to the Petro-chemical and Refining Industry.

      Other Markets Served

      The Company provides services to government-owned and operated facilities as well as automotive, metals and mining, textiles, marine and printing industries. No one of these industries is a significant part of the Company's business. The
      Company provides contract services and staff augmentation in these industries similar to those offered in the power, pulp and paper and petro-chemical industries. Sixteen percent
      (16%) of the Company's consolidated revenues during fiscal year 1995 were generated from services provided to this group of industries compared to nine percent (9%) in fiscal year
      1994 and three percent (3%) in fiscal year 1993.

     The Company's business is impacted by seasonal sensitivity. Historically, spring through fall are the busiest time with the winter months being slowest. The
Company's assets are not assigned to a particular market.


COMPETITION

      In the contract services area the Company's subsidiaries compete with approximately one hundred (100) national and/or regional competitors. Price, quality and customer service are the governing factors. The major competitive factors in staff augmentation services are price, quality of service, flexibility, and availability and capability of a company's personnel. The Company competes for contracts with approximately twenty-five specialized engineering and service firms, several of which have greater financial resources than the Company. Additionally, there are numerous smaller regional competitors.

CLIENTS

      The Company's clients consist primarily of electric utilities, major oil companies, paper companies and other suppliers. Because of the nature of the services offered by the Company and the size of the projects in which the Company is engaged, a small number of clients often account for a significant percentage of the Company's revenues in a given fiscal year.
      In addition, cross-marketing of NSSI service capabilities has increased the potential of multiple subsidiaries servicing the same client.

      For fiscal year ended September 30, 1995, sixteen percent (16%) of consolidated revenues were attributable to one customer, Westinghouse
      Electric Corporation.  For fiscal years ended
      September 30, 1994 and 1993, this same customer accounted for twelve percent (12%) and thirty-two (32%) of consolidated revenues, respectively.

      The Company operates primarily within the United
      States. The Company has or is performing contracts in Alabama, Arkansas, Arizona,
      California, Colorado, Connecticut, Delaware,
      Florida, Georgia, Illinois, Indiana, Iowa,
      Kansas, Kentucky, Louisiana, Maine, Maryland,
      Massachusetts, Michigan, Minnesota, Mississippi,
      Missouri, Montana, Nebraska, New Hampshire, New
      Jersey, New Mexico, New York, North Carolina,
      Ohio, Oregon, Pennsylvania, Rhode Island, South
      Carolina, Tennessee, Texas, Utah, Vermont,
      Virginia, Washington, West Virginia, Wisconsin, and Wyoming.

      The Company's contracts with its clients provide for charges for services on a time and material, fixed-price and/or modified fixed-price basis.
      The time and materials contracts generally permit the client to control the amount, type and timing of services to be performed by the Company, and most of the contracts permit the client to terminate the contract at any time.
      The Company's clients often modify the nature and timing of services to be performed. The fixed-price and modified fixed-price contracts are recognized on the percentage of completion method and are measured by the cost to cost method.

      Revenues from time and material contracts are recognized as work progresses. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined.

      The Company's uncompleted contracts include both undetermined and specific dollar contracts for services. The Company has found that the undetermined dollar contracts are longer term and give it more flexibility in being responsive to customers' needs. Due to the number and nature of undetermined dollar contracts and customer scheduling changes which may effect the timing of contract initiation and completion, it is difficult for management to place an exact dollar value on its present uncompleted contracts.

INSURANCE

      In addition to insurances required by statute, the Company maintains insurance coverage for general liability. Based on scope of operations, subsidiaries maintain environmental and pollution liability insurance as may be applicable.

      Liabilities associated with nuclear incidents are not covered by those policies and are not otherwise insurable by the Company. Federal legislation provides liability protection coverage for certain damages caused by nuclear incidents, generally including bodily injury to the general public and off site property damage.
      Certain types of risk (for example, on-site property damages and bodily injury to Company personnel and employees of the nuclear facility) are not covered by this system and are not otherwise insurable by the Company. Few of the Company's contracts with clients contain a waiver of liability; thus, to the extent that it is neither insured nor protected by an enforceable waiver or an enforceable limitation of liability, the Company could be materially adversely affected by a nuclear incident. To the extent possible, the Company requests being listed as a named insured on its clients' insurance policies in an effort to reduce risk.

PERSONNEL

      The seasonality of the business causes the employment of the Company to vary widely throughout the year. During the fiscal year ending September 30, 1995, the number of personnel employed at one time by the Company fluctuated between approximately 750 and 1,770.

      Cannon Sline utilizes non-union managerial and clerical employees and supplies union labor from the International Brotherhood of Painters and Allied Trades (IBPAT) on an as-needed, project by project basis. Pertinent collective bargaining agreements between IBPAT, its district and/or its local unions and Cannon
      Sline are: Collective bargaining agreements between District Council No. 21 Brotherhood of
      Painters and Allied Trades, and the Associated
      Master Painters and Decorators of Philadelphia and Vicinity and Cannon Sline (expires
      04/30/98); National Power Generating Facilities
      Agreement between IBPAT, AFL-CIO-CFL and Cannon
      Sline; Corrosion Control Agreement in Industrial
      Plants between IBPAT, AFL-CIO-CFL and Cannon
      Sline; Agreement between Houston Chapter
      Painting and Decorating Contractors of America,
      Houston, Texas and the IBPAT Local Union No. 130 and Cannon Sline; Fire-Retardant Coatings
      Agreement between IBPAT, AFL-CIO-CFL and Cannon
      Sline; National Tank Agreement between IBPAT,
      AFL-CIO-CFL and Cannon Sline; National
      Rubberlining Agreement between the International
      Brotherhood of Boilermakers, Iron Shipbuilders,
      Blacksmiths, Forgers and Helpers, AFL-CIO and
      Cannon Sline;

      National  Bridge & Tunnel Agreement between
      IBPAT, AFL-CIO-CFL and Bridge Painting
      Contractors and National Erectors Association
      National Maintenance Agreement between IBPAT,
      AFL-CIO-CFL and Cannon Sline.

      Unless otherwise noted, the foregoing agreements provide for annual renewal absent written notice. Cannon Sline does not expect any significant difficulty in renewal of its agreements with IBPAT or its associates.

      Henze primarily utilizes non-union employees at all plant locations with the exception of Henze's Portage, Indiana facility which is subject to a collective bargaining agreement with the United Steelworkers Union, AFL-CIO-CLC
      (expires August 1996).

      The following table sets forth the number of the Company's union and non-union employees for the period indicated.


      The following table sets forth the number of the Company's union and non-union employees for the period indicated.

Description           At Year Ended September 30

                          1993      1994    1995
Union Professional
and Technical Personnel     17       612     630

Non-Union Professional
and Technical Personnel    936       653     754

Clerical, Administrative,
Sales, and Management
Personnel                   69       176     172

Total Personnel          1,022     1,441   1,556



ITEM 2     PROPERTIES

      The Company and its subsidiaries maintained approximately 300,000 square feet for office and shop/storage facilities. The list below identifies facilities used by NSSI and its subsidiary companies to support contract service and staff augmentation operation activities in all industries:

      5600 Woodland Ave., Philadelphia, PA, 19143
      (owned)
      5308 Greenway Ave., Philadelphia, PA, 19143
      (parking lot-owned)
      5935 South Florida Ave., Lakeland, FL, 33813
      (owned)
      1851 Old Bermuda Hundred Road, Chester, VA, 23831
      (owned)
      3200 Elliswood Road, Lake Charles, LA (owned)
      6900 North Loop East, Houston, TX, 77028 (owned)
      1154 South River Road, Longview, WA, 99302 (lease
      - expires 06/1997)
      4208 West Clearwater Street, Kennewick, WA, 99302
      (month to month lease)
      1130 West Avenue, Cartersville, GA, 30120 (lease
      - expires 12/2003)
      2124 East Bakerview Drive, Bellingham, WA, 98226
      (lease - expires 12/1999)
      1447 West 27th Street, Norfolk, VA, 23508 (lease
      - expires 08/1997)
      4780 South 23rd Street, Beaumont, TX, 77705
      (lease - expires 10/1996)
      407 Old Mill Road, Cartersville, GA, 30120 (lease
      - expires 12/2003)
      State Road 149, Burns Harbor Industrial Park,
      Portage, IN, 46368 (lease - expires 08/1997)
      2007 East Stewart Street, Tacoma, WA, 98421
      (lease - expires 01/1998)
      4133 North Canal Street, Jacksonville, FL, 32209
      (building owned-closed)
      507 Diaz Street, Prichard, AL, 36610 (building
      owned-closed)
      32292 Tide Creek Road, Deer Island, OR, 97054
      (open-end lease)
      160 N. Forge Street, Palmyra, PA, 17078 (month to
      month lease)
      l902 Taylors Lane, Suite C, Cinnaminson, NJ,
      08077 (month to month)
      1178 North Grove Street, Unit D, Anaheim, CA,
      92806 (month to month lease)
      22 Northeast Drive, Hershey, PA, 17033 (lease -
      expires 01/2005)
      23 Schoolhouse Road, Old Saybrook, CT, 06475
      (lease - expired 01/1996)
      124 Route 6A, Sandwich, MA, 02563 (lease -
      expires 05/1996)
      109 East Jefferson Ave., Suite 18, Oak Ridge, TN,
      37830 (month to month lease)
      44 Penn Ave., Niantic, CT, 06357 (month to month
      lease)
      12401 Folsom Blvd., Suite 305, Rancho Cordova, CA
      95742 (month to month lease)
      140 Sheldon Road, Berea, OH  44017 (month to
      month lease)
      33731 Northcrest Rd., Suite 5, Atlanta, GA  30340
      (month to month lease)

      There are no major encumbrances on NSSI's real properties with the exception of liens granted to Chemical Bank on the Philadelphia, PA;
      Lakeland, FL; Houston, TX; Lake Charles, LA;
      Chester, VA and Jacksonville, FL properties pursuant to the Chemical Bank revolving credit and term loan agreement.

ITEM 3     LEGAL PROCEEDINGS

      The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

      On November 25, 1994, NSSI filed suit against
      Westinghouse Electric Corporation in the Dauphin
      County, Pennsylvania Court of Common Pleas alleging the breach by Westinghouse of various terms of the Asset Purchase Agreement and related Supply Agreement dated January 7, 1991.
      This suit is in the preliminary stages of litigation and seeks monetary damages.

      On September 1, 1995, Oliver B. Cannon & Son,
      Inc., a wholly owned subsidiary of the Company
      (Nuclear Support Services, Inc.), filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On September 5, 1995, the
      Company and its other subsidiaries also filed for protection under Chapter 11. Those subsidiaries are Sline Industrial Painters,
      Inc., NSS Numanco, Inc., NSS of Delaware, Inc.,
      IceSolv, Inc., and Henze Services, Inc. All cases were filed in the United States Bankruptcy
      Court for the Middle District of Pennsylvania in Harrisburg. A number of first day orders were presented to the Court, including an order allowing joint administration under the style and case of the parent, Nuclear Support
      Services, Inc. at case number 1-95-01767. Since the dates of the petitions, all of the debtors have continued to operate their business as debtors in possession under Section 1107 (a) of the Bankruptcy Code. On January 31, 1996, the
      Company filed its Joint Plan of Reorganization.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
      HOLDERS

      None


PART II


ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY
      AND RELATED STOCKHOLDER MATTERS

      Information contained on in the Company's 1995
      Annual Report to Shareholders entitled "Stock
      Highlights as of September 30, 1995" is hereby incorporated by reference. No cash dividends have been declared for the two most recent fiscal years. The market price as of December
      8, 1995 for a common share was $1.25.


ITEM 6     SELECTED FINANCIAL DATA

      Information contained  in the Company's 1995
      Annual Report to Shareholders entitled
      "Financial Highlights" is hereby incorporated by reference.


ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information contained in the Company's 1995
      Annual Report to Shareholders is hereby
      incorporated by reference.


ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information contained in the Company's 1995
      Annual Report to Shareholders is hereby
      incorporated by reference.


ITEM 9     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
      ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None


PART III


ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE
      REGISTRANT

      The information required by Item 10 is presented under captions "Election of Directors,"
      "Executive Officers," and "Compliance with
      Section 16(a)" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held March 5, 1996 and is incorporated herein by reference.


ITEM 11    EXECUTIVE COMPENSATION

      The information required by Item 11 presented under the caption "Committees and Meetings, and under several captions commencing with
      "Executive Compensation" and continuing through and including "Performance Graph," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held March 5, 1996 and is incorporated herein by reference.


ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
      OWNERS AND MANAGEMENT

      The information required by Item 12 is presented under the caption "Security Ownership of Certain
      Beneficial Owners and Management," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held March 5, 1996 and is incorporated herein by reference.


ITEM 13    CERTAIN RELATIONSHIPS AND RELATED
      TRANSACTIONS

      The information required by Item 13 is presented under captions, "Compensation Committee
      Interlocks and Insider Participation," and
      "Certain Transactions," in the Company's Proxy
      Statement for the Annual Meeting of Shareholders to be held March 5, 1996 and is incorporated herein by reference.


PART IV


ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

        A. Financial Statements

           Items included in the Company's 1995 Annual
           Report to Shareholders, incorporated herein by reference in ITEM 8.

           Independent Auditors' Report.

           Consolidated Statements of Operations for the Years ended September 30, 1995, 1994 and 1993.

           Consolidated Balance Sheets as of September
           30, 1995 and 1994.

        A. Financial Statements (continued)

           Statements of Shareholders' Equity for the Years ended September 30, 1995, 1994 and
           1993.

           Consolidated Statements of Cash Flows for the Years ended September 30, 1995, 1994 and 1993.

           Notes to Consolidated Financial Statements.

           Financial Statement Schedule (incorporated herein by reference and filed as exhibits)

           Independent Auditors' Report - Schedule.

           Schedule VIII - Valuation and Qualifying
           Accounts.

           Schedules other than that referred to above are omitted because they are either not applicable or not required.

        B. Reports on Form 8-K

           Form 8-K filed September 20, 1995 relating to the Bankruptcy.

        C. Exhibits

           Exhibit Number     Description of Document
           2.1           Asset Purchase Agreement By
                         and Among Westinghouse
                         Electric Corporation,
                         Westinghouse Staffing
                         Services, Inc., Nuclear
                         Support Services, Inc., Henze-
                         Movats Incorporated, and NSS
                         of Delaware, Inc. dated
                         January 7, 1991 (excluding
                         schedules appurtenant
                         thereto, filed as Exhibit
                         2(f) to the Company's Form 8-
                         K dated January 20, 1991 and
                         incorporated herein by
                         reference.

           2.2           Agreement for purchase of
                         stock of Oliver B. Cannon &
                         Son, Inc. and Sline
                         Industrial Painters, Inc.
                         (filed as Exhibit 2.1 to the
                         Company's form 8-K dated
                         November 19, 1993 and
                         incorporated herein by
                         reference).


           3.1           Articles of Incorporation of
                         the Company, as amended
                         (filed as Exhibit 3.1 to
                         Registration Statement on
                         Form S-1 (No. 2-74351), and
                         incorporated herein by
                         reference).

           3.2           By-laws of the Company (filed
                         as Exhibit 3.2 to
                         Registration Statement on
                         Form S-1 (No. 2-74351), and
                         incorporated herein by
                         reference).

           4.1           Specimen Certificate
                         Representing Common Stock
                         (filed as Exhibit 4.1 to
                         report on Form 10-K for the
                         fiscal year ended September
                         30, 1985 and incorporated
                         herein by reference).

           10.1          1990 Stock Option Plan (filed
                         as Exhibit 28.2 to
                         Registration Statement on
                         Form S-8 (No. 33-33180) and
                         incorporated herein by
                         reference)

           10.2          Credit Agreement dated
                         November 19, 1993 between
                         Nuclear Support Services,
                         Inc. and Chemical Bank (filed
                         as Exhibit 10.2 to Company's
                         Form 10-K dated December 23,
                         1993 and incorporated herein
                         by reference.

           13            1995 Annual Report to
                         Shareholders (Note 1).

           22            Subsidiaries of the
                         Registrant.

           23            Accountants' Consent.

           27            Financial Data Schedule

           99.1          Index to Financial Statement
                         Schedule.

           99.2          Independent Auditors' Report -
                         Schedule.

           99.3          Schedule VIII - Valuation and
                         Qualifying Accounts.


NOTE 1. With the exception of information incorporated in this 10-K by reference thereto, the Company's 1995
Annual Report to Shareholders shall not be deemed
"filed" as part of this form 10-K.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  February 6, 1996              NUCLEAR SUPPORT SERVICES, INC.

                                    /s/ Ralph A. Trallo
                                    Ralph A. Trallo
                                    President and
                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE            CAPACITY                DATE
/s/ Joe C. Quick     Chairman of the Board   February 6, 1996
Joe C. Quick         Director


/s/ Robert A. Hess   Director                February 6, 1996
Robert A. Hess


/s/ Dale L. Ferguson  Director               February 6, 1996
Dale L. Ferguson


/s/ Lawrence Petcovic Director               February 6, 1996
Wm. Lawrence Petcovic


                      Director               February 6, 1996
Heath L. Allen


                      Director              February 6, 1996
Thomas P. McShane


                      Director              February 6, 1996
Donald E. Lyons


/s/ Ralph A. Trallo   President, CEO        February 6, 1996
Ralph A. Trallo       Director


/s/ Michael J. Olson  Chief Financial       February 6, 1996
Michael J. Olson      and Accounting
                      Officer

                       INDEX TO EXHIBITS

Exhibit No.       Description                     Sequential Pg#

13        1995 Annual Report to Shareholders

22        Subsidiaries of the Registrant

23        Accountant's Consent

27        Financial Data Schedule

99.1      Index to Financial Statement Schedule

99.2      Independent Auditors' Report

99.3      Schedule VIII - Valuation and Qualifying Accounts


Exhibits to this 1995 Annual Report on Form 10-K will be furnished to each shareholder upon written request to the Secretary of the Company at 22 Northeast Drive, Hershey, Pennsylvania, 17033.