Form 10-Q
period 1995-12-31
NUCLEAR SUPPORT SERVICES INC
filed 1996-02-14
CIK 317488

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                           FORM 10-Q

        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1995

                               OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ____________ to _____________

                 Commission file number 0-12293

                 NUCLEAR SUPPORT SERVICES, INC.
     (Exact Name of Registrant as Specified in its Charter)

     Virginia                                54-0952207
(State  of  Incorporation)          (IRS Employer Identification No.)

     22 Northeast Drive, Hershey, PA                   17033-2732
      (Address of Principal Executive Offices)           (Zip Code)

                         (717) 533-6370
      (Registrant's Telephone Number, Including Area Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   (X)  No   ( )


   Common Stock, par value $.0025 per share 2,169,190 shares
              outstanding as of February 13, 1996.




                 NUCLEAR SUPPORT SERVICES, INC.

                         PART I  ITEM 1

                      FINANCIAL STATEMENTS
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Unaudited Consolidated Balance Sheets as of
     December 31, 1995 and September 30, 1995

Unaudited Consolidated Statements of Operations for the Three Month Periods Ended December 31, 1995 and 1994

Unaudited Consolidated Statements of Cash Flows for the Three Month Periods Ended December 31, 1995 and 1994

Notes to Unaudited Consolidated Financial Statements


                         PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


                        PART II   ITEM 6

Exhibits and Reports on Form 8-K

PART 1 ITEM 1         FINANCIAL STATEMENTS

                 NUCLEAR SUPPORT SERVICES, INC.
                   Consolidated Balance Sheets
                             Assets
                           (Unaudited)
                         December 31, 1995 September 30, 1995
Current assets

Cash                               $952,114       $1,849,267
Accounts receivable:
    Billed                       17,949,348       19,990,695
    Unbilled                        184,124          333,723
    Other                           458,676          939,755
  Total accounts receivable      18,592,148       21,264,173

Inventory                         1,175,877        1,206,417
Recoverable taxes                   106,000          106,000
Deferred income tax benefit       2,078,000        2,078,000
Other prepaid expenses
and current assets                1,357,470        1,574,447
Costs and estimated
 earnings in excess
 of billings on
 uncompleted contracts            1,339,871        2,760,439
  Total current assets           25,601,480       30,838,743

Property and equipment
  Land                              964,100          964,100
  Buildings and improvements      1,944,675        1,986,786
  Machinery and equipment         7,731,951        7,688,132
  Furniture and fixtures          2,173,200        2,173,200
  Vehicles                          689,284          689,284
Total property and equipment     13,503,210       13,501,502

  Less accumulated depreciation   7,139,316        6,828,442

Net property and equipment        6,363,894        6,673,060

Deferred income taxes               419,000          419,000
Excess of cost over net assets of
  businesses acquired, net of
  amortization of $551,354 and
  $521,482, respectively          1,109,177        1,127,663
Other assets                         72,370          330,799

  Total assets                  $33,565,921      $39,389,265

                 NUCLEAR SUPPORT SERVICES, INC.
                   Consolidated Balance Sheets
              Liabilities and Shareholders' Equity
                           (Unaudited)
                          December 31, 1995 September 30, 1995
Current liabilities:

 Notes payable                   $3,608,345       $3,540,512
 Note payable to bank             6,981,513        9,440,147
 Current portion of long-term debt1,402,524        1,402,524
 Accounts payable                   896,994        3,193,796
 Accrued expenses                 3,942,737        5,047,114
 Billings in excess of costs and
  estimated earnings on
  uncompleted contracts           1,444,371          779,721
  Total current liabilities      18,276,484       23,403,814

Liabilities subject to
 compromise under
 reorganization proceedings       7,278,556        8,145,734
Long-term debt, less current
 portion                          4,184,000        4,184,000
  Total liabilities              29,739,040       35,733,548

Shareholders' equity:
 Common stock, $.0025 par
 value, authorized 10,000,000
 shares;issued 2,476,242 shares,
 outstanding 2,169,190 shares         6,190            6,190
 Additional paid-in-capital       3,472,506        3,472,506
 Retained earnings                4,978,322        4,807,158
 Treasury stock, at cost:
  307,052 shares                 (4,630,137)      (4,630,137)

  Total shareholders' equity      3,826,881        3,655,717

  Total liabilities and
   shareholders' equity         $33,565,921      $39,389,265

                 NUCLEAR SUPPORT SERVICES, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                           Three Months Ended December 31,
                                         1995         1994
Revenues from services            $21,056,009  $18,576,715
Cost of services                   17,891,289   15,792,241
 Gross margin                       3,164,720    2,784,474

General and administrative
 expenses                           2,201,624    2,669,922
Income from continuing operations     963,096      114,552

Interest expense                     (409,593)    (373,100)
Other income, net                      37,675       25,262
  Total other expense, net           (371,918)    (347,838)

Income (loss) before
reorganization costs
and income taxes                      591,178     (233,286)

Reorganization costs                  (67,270)           0

Income (loss) from
 continuing operations
 before income taxes                  523,908     (233,286)

Income tax expense (benefit)          209,563      (93,315)

Income (loss) from
continuing operations                 314,345     (139,971)

Loss from operations of
discontinued subsidiary              (143,181)    (199,656)

Net earnings (loss)                   171,164     (339,627)

Earnings per share
  (Based upon 2,169,190
  and 2,169,190
  weighted average common and common
  equivalent shares, respectively)       $.08        (.16)

                 NUCLEAR SUPPORT SERVICES, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)
                           Three Months Ended December 31,
                                         1995         1994
Cash flows from operating
 activities:
 Net earnings (loss)                 $171,164   ($339,627)
Adjustments to reconcile net
earnings (loss) to net cash
provided (used) by operating
activities:
 Depreciation and amortization        329,360      374,867

Change in assets and liabilities
net of effects from purchases
and sales of subsidiaries:
 Decrease in accounts receivable    2,672,025    2,208,717
 Decrease (increase) in inventory      30,540     (67,859)
 Decrease in costs and estimated
 earnings in excess of billings
 on uncompleted contracts            1,420,56      814,927
 Decrease in other assets             475,406    1,693,407
 Decrease in accounts payable
 and accrued expenses              (6,640,352)  (4,236,772)
 Increase in billings in
 excess of costs
 and estimated earnings on
 uncompleted contracts                664,650      386,569

Net cash provided (used) by
operating activities                 (876,639)       34,229

Cash flows from
investing activities:
 Net purchase of property
 and equipment                         (1,708)     (119,623)
 Net cash used by investing
 activities                            (1,708)     (119,623)

Cash flows from financing activities:
 Net borrowings (payments) on notes
 payable                                    0      (540,272)
 Principal payments on
 long-term debt                       (18,806)     (193,808)
 Net cash (used by)
 financing activities                 (18,806)     (734,080)

 Net (decrease) in cash              (897,153)     (819,474)

Cash at beginning of period         1,849,267     1,910,947
Cash at end of period                $952,114    $1,091,473

                 NUCLEAR SUPPORT SERVICES, INC.


      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

    The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with Form 10-Q Rules and the Company's accounting policies as described in its latest Annual Report. In the opinion of management, these Financial Statements reflect all necessary adjustments and reclassifications (which include only normal, recurring items). These Consolidated Financial Statements, when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's latest annual report on Form 10-K, present fairly the financial position of the Company as of December 31, 1995 and September 30, 1995, and the results of operations for the three month period ended December 31, 1995 and 1994.

(2) Company Debt

    At December 31, 1995, the Company had borrowed approximately $8,477,000 on its revolving credit line of $18,000,000 and $0 outstanding principal balance on its debtor-in-possession revolving credit agreement and had an outstanding principal balance of $5,586,524 on its long term secured loan obligation. The Company is in compliance with the covenants under its debtor-in-possession financing arrangement.

(3) Supplementary Statements of Cash Flows Information
                          December 31, 1995  December 31, 1994
Cash paid during the
three month period for:
    Interest                       $483,198       $225,056
    Income taxes                    $10,457         $9,209


PART 1, ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY

The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowings. These sources of liquidity are reduced by the payment of direct costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving lines of credit and term debt.

As a result of losses recognized during fiscal year 1995, the Company, as reported, was not in compliance with certain debt covenants under its lending arrangement. At the end of August 1995, the participating lender and, in turn, the agent lender, under the Company's financing agreement refused to continue funding the Company's working capital line of credit. This resulted in a cessation of cash flow necessary to fund operations. In the first week of September 1995, the Company and its subsidiaries filed voluntary bankruptcy petitions under Chapter 11 reorganization in the U.S. Bankruptcy Court for the Middle District of Pennsylvania in Harrisburg which are jointly administered at Case Number 1-95-1767. This action became necessary for the Company to gain access to its own cash for continued operations. Subsequently, the Company was able to obtain a $3,500,000 debtor-in-possession revolving line of credit and to continue operations.

At December 31, 1995, the Company had borrowed approximately $8,477,000 on its revolving credit line of $18,000,000; had an outstanding principal balance of $5,586,524 on its long term secured term loan obligation; had a zero balance outstanding on its debtor-in-possession revolving credit agreement and had approximately $1,495,000 of cash collateral on hand. The Notes Payable to Bank of $6,982,000 on the consolidated balance sheet is the revolving credit loan net of cash collateral. The Company is in compliance with the covenants under its debtor-in-possession financing arrangement.

At December 31, 1995, the Company had working capital of approximately $7,325,000 compared to working capital of $7,435,000 as of September 30, 1995. The minimal decrease in working capital was due primarily to the collection of accounts receivable offset by the paydown of the debtor-in-possession revolving credit balance and current liabilities.

The Company anticipates that current working capital as of December 31, 1995, cash provided by operations and available bank credit will be sufficient to meet cash needs through April, 1996. It also anticipates that improved operating results in 1996 and completion of current negotiations with lenders will result in obtaining a multi-year financing arrangement sufficient to allow the Company to emerge from bankruptcy and to meet the Company's cash needs in both the near and long term.

RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1995
COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994

During 1995, the Company determined that the valve repair business as then currently conducted by its Henze subsidiary, did not fit the Company's future strategy. Steps have been taken to divest of this activity and it is identified in the financial statements as a discontinued operation. As a result, the line items on the Company's Consolidated Statement of Operations for the three months ended December 31, 1995 and 1994, from "Revenues from services" through "Income (loss) from continuing operations" (inclusive) are presented absent the effects of Henze's operations (which are identified as discontinued operations and presented as a separate line item on a net basis). Results from continuing and discontinued operations are then combined to produce net earnings. Results of operations for the three months ended December 31, 1994 are restated accordingly. Management's discussion and analysis focuses on the results and comparison of continuing operations.

Revenues for this first quarter increased Two Million Four Hundred Seventy-Nine Thousand ($2,479,000) or thirteen percent (13%) to Twenty-One Million Fifty-Six Thousand ($21,056,000) compared to the same period last year. The power generation market produced revenues of Ten Million Nine Hundred Twenty-Two Thousand ($10,922,000) or fifty-two percent (52%) of total revenues compared to Ten Million Seven Hundred Eight Thousand ($10,708,000) or fifty-eight percent (58%) of total revenues in the first quarter of 1995. The petro-chemical business accounted for seventeen percent (17%) of 1996 first quarter revenues, the same percentage share as in the first quarter of fiscal year 1995. The pulp and paper market accounted for seventeen percent (17%) of first quarter 1996 revenues compared to twelve percent (12%) for 1995 on the strength of several large turn-key projects. The revenue contribution of all other businesses collectively was fourteen percent (14%) compared to thirteen percent (13%) for the same period last year. The first fiscal quarter has historically been dominated by the power generation market and the increase in the contribution rates of other markets reflect the impact of the Company's diversification strategy.

The consolidated gross margin for the period increased approximately $400,000 or fourteen percent (14%) to Three Million One Hundred Sixty-Five Thousand ($3,165,000) compared to the same period last year. Margin contribution from the power generation market increased to One Million Seven Hundred Forty-Five Thousand ($1,745,000) compared to One Million Three Hundred Thirty-Two Thousand ($1,332,000) for the same period last year. This performance is attributable to several contract services projects with improved margins completed in the quarter. The margin contribution from all other businesses combined was flat at approximately One Million Four Hundred Thousand ($1,400,000) compared to the same period last year.
General and administrative expenses for the quarter decreased Four Hundred Sixty-Eight Thousand ($468,000) to Two Million Two Hundred Two Thousand ($2,202,000) compared to the same period last year. This decrease is mainly attributable to the Company's restructuring efforts which began in the second quarter of fiscal year 1995.

Income from operations was Nine Hundred Sixty-Three Thousand ($963,000) compared to One Hundred Fifteen Thousand ($115,000) for the same period last year. The increase is attributable in approximately equal measure to the Company's increase in revenues and gross margin, and the reduction in overall general and administrative expenses.

Restructuring expenses of Sixty-Seven Thousand ($67,000) were incurred in the period. Interest expense was Four Hundred Ten Thousand ($410,000) compared to Three Hundred Seventy-Three Thousand ($373,000) for the same period in fiscal year 1995 due to an interest rate increases on funds loaned to the Company.

Income taxes of Two Hundred Ten Thousand ($210,000) were accrued for the period compared to a tax benefit of Ninety-Three Thousand
($93,000) for the same period in fiscal year 1995 as a result of improvement in income from operations.

The net income from continuing operations for the first quarter of fiscal year 1996 was Three Hundred Fourteen Thousand ($314,000) or $.14/share compared to a loss of One Hundred Forty Thousand ($140,000) or ($.06)/share for the same period last year. Losses attributable to discontinued operations were One Hundred Forty-Three Thousand ($143,000) for the first fiscal quarter of the current year compared to Two Hundred Thousand ($200,000) for the same period in fiscal year 1995. Combining continuing and discontinued operations, the Company posted an aggregate net income of One Hundred Seventy-One Thousand $171,000 or $.08/share compared to a loss of Three Hundred Forty Thousand ($340,000) or ($.16)/share for the comparable period last year.

This increase corresponds to the increases in revenue and gross margin, the reduction of general and administrative expenses and accrual of income taxes as opposed to a tax benefit in the same period last year.


CURRENT TRENDS

On January 31, 1996, the Company filed its Reorganization Plan and accompanying Joint Disclosure Statement. The Plan anticipates full payment to the Companies creditors and includes changes which simplify the corporate structure, making it more cost effective. It also includes the divestiture of the commercial nuclear power staff augmentation business of NSS Numanco, Inc. and the asset sale of Henze Services, Inc. The resulting organization will include Cannon Sline and IceSolv reporting to a newly formed parent yet to be named. Our new company will bear all the strengths of Nuclear Support Services, Inc. but will shed the weaknesses brought about by the changing nuclear power industry, the stigma of a name associated with the nuclear market and the lower margins. A Letter of Intent to sell the commercial nuclear power staff augmentation business of NSS Numanco has been executed and petitions to approve the sale have been filed with the Bankruptcy Court. Negotiations with prospective buyers of the assets of Henze are ongoing, but a definitive agreement has not yet been reached.

The remaining operating companies will be stronger and more efficient. Cannon and Sline will be legally merged. IceSolv's expanded role will result in an economy of scale needed to allow the business to grow. While each of the operating companies retain their core competency, each have the capability to provide the total range of services provided by the other. Administratively, all subsidiaries will be operating on the same data processing system and internal controls. This will provide real time reporting, affording operations management the tools to react quickly to changing conditions.

The seasonality of our new company should shift from a bar bell to a traditional bell curve with the slowest period expected to be in the first calendar quarter and the peak of our season expected to be late summer. This shift in business seasonality warrants the change of our fiscal year to a March 31 ending. Management is taking the necessary steps to affect this change under the Plan of Reorganization.

An implementation date of the Plan of Reorganization of April 1, 1996 is anticipated subject to certain contingencies including the successful sale of assets, negotiation of a replacement credit facility and ultimate approval of the Plan by the court.

The Company expects substantial costs associated with the outside professional support required by the bankruptcy proceeding in the second quarter of 1996. It is anticipated that these costs will further depress net earning in the period which is normally the lowest of the Company's business cycle.


PART II   ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27     Financial Data Schedule for the Three Month Period
               Ended December 31, 1995



                         SIGNATURES

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


DATE:                         NUCLEAR SUPPORT SERVICES, INC.


February 13, 1996             /s/ Ralph A. Trallo
                         Ralph A. Trallo
                         President
                         Chief Executive Officer
                         Director


February 13, 1996             /s/ Michael J. Olson
                         Michael J. Olson
                         Vice President, Finance
                         Secretary/Treasurer and
                         Chief Financial Officer