Form 10-K
period 1996-03-31
CANISCO RESOURCES INC
filed 1996-07-17
CIK 317488

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 1996
OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #0-12293

CANISCO RESOURCES, INC.
(Exact Name of Registrant as Specified in Charter)

	DELAWARE	No. 54-0952207
(State of Incorporation)	IRS Employer Identification

300 Delaware Avenue, Wilmington, Delaware  19801
(Address of Principal Executive Offices and Zip Code)

Registrant's Telephone Number, Including Area Code
(215) 729-4600

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

The aggregate market value held by non-affiliates of the registrant as of March 31, 1996:

Common Stock, par value $.0025 per share   $4,599,108

The number of shares outstanding as of the close of business on March 31, 1996, was 2,169,190 shares of Common Stock, par value $.0025 per share.
CANISCO RESOURCES, INC.

1996 Form 10-K Annual Report

Table of Contents

PART I

Item 1.	Business	3

Item 2.	Properties	10

Item 3.	Legal Proceedings	11

Item 4.	Submission of Matters to a Vote of Security Holders	11


PART II

Item 5.	Market for the Registrant's Common Equity and
       	Related Stockholder Matters	12

Item 6.	Selected Financial Data	12

Item 7.	Management's Discussion and Analysis of Financial
       	Condition and Results of Operations	13

Item 8.	Financial Statements and Supplementary Data	18

Item 9.	Changes In and Disagreements with Accountants on
       	Accounting and Financial Disclosure	39


PART III

Item 10.	Directors and Executive Officers of the Registrant	39

Item 11.	Executive Compensation	39

Item 12.	Security Ownership of Certain Beneficial Owners and
        	Management	39

Item 13.	Certain Relationships and Related Transactions	39


PART IV

Item 14.	Exhibits, Financial Statement Schedules and
        	Reports on Form 8-K	40

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement for the Annual Meeting of Shareholders on August 13, 1996, are incorporated into Part III as set forth herein.

PART I

ITEM 1	BUSINESS

Canisco Resources, Inc. (stock symbol "CANR"), a Delaware corporation was founded in 1996 as the successor by merger to Nuclear Support Services, Inc. (NSSI or the Company) and
NSS of Delaware, Inc. Shareholder approval for the merger of NSSI and NSS of Delaware into Canisco Resources, Inc. was granted at a special meeting of shareholders held March 29, 1996. This merger was also effected pursuant to the Company's Amended Joint Plan of Reorganization which was confirmed by the United States Bankruptcy Court for the Middle District of Pennsylvania, Harrisburg on April 24, 1996.

Nuclear Support Services, Inc. was organized in 1973 as a Virginia business corporation. It provided a variety of services to power generation, pulp and paper, petro-chemical, refining and other industries. The Company's principal business was providing technical support personnel on an "as needed" basis to assist in the maintenance and operation of power generation facilities, and to a lesser extent, providing valve repair and maintenance services to power generation, pulp and paper and petro-chemical customers. NSSI's servicing capabilities were expanded in fiscal
1994 with addition of surface preparation, specialty coatings industrial cleaning services which were provided to the Company's traditional markets and other industries.

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

Effective December 31, 1990, the Company sold to Westinghouse Electric Corporation (Westinghouse) the nuclear portion of the valve diagnostic, actuator and valve maintenance operations of its subsidiary, Henze-Movats, in exchange for cash and portions of Westinghouse's staff augmentation businesses (Numanco and the nuclear field services operations of WISCO). As part of this transaction, the Company entered into a Supply Agreement with Westinghouse by which the Company, among other things, was designated preferred supplier for certain staff augmentation services to Westinghouse's Nuclear Service Division.

Numanco supplied nuclear staff augmentation services, primarily in the areas of radiation protection and decontamination. The WISCO operations supplied nuclear instrumentation, electrical and mechanical staff augmentation services through the Company's traditional manpower operations. In April 1992, those operations and Numanco were consolidated and renamed NSS Numanco, Inc. (NSS Numanco), headquartered in Hershey, Pennsylvania which provided all these services as a single unit. As part of the restructuring and reorganization, NSS Numanco, Inc. was sold to Nuvest, L.L.C. of Tulsa, Oklahoma pursuant to the Company's Amended Joint Plan of Reorganization. The sale was effective February 25, 1996.

The non-nuclear valve and actuator operations, renamed
Henze Services, Inc., (Henze) remained part of the Company until June of 1996 when substantially all the assets of Henze Services, Inc. were sold to Harley Industries, Inc.
of Tulsa, Oklahoma. This divestiture was also effected pursuant to the Company's Amended Joint Plan of Reorganization.

In June 1993, the Company created a new subsidiary, IceSolv, Inc. (IceSolv) to provide dry ice blasting services to nuclear, electrical, commercial and other general industries. IceSolv utilizes state of the art equipment for decontamination, cleaning and preparation of surfaces. Icesolv, Inc. remains an operating subsidiary under the reorganization and restructuring plans.

Effective October 1, 1993, NSSI acquired two companies, Oliver B. Cannon & Son, Inc. and Sline Industrial Painters, Inc., marketed together as Cannon Sline. Cannon Sline provides surface preparation, specialty coatings and related services to power generation, pulp and paper, marine and other general industries across the United States. These two companies were merged in May of 1996 pursuant to the Company's Amended Joint Plan of Reorganization. The surviving entity is Cannon Sline, Inc. a Pennsylvania corporation Cannon Sline, Inc. remains an operating subsidiary under the reorganization and restructuring plans.

In March 1995, the Company commenced a restructuring plan which included increased emphasis on its more profitable lines of business and a shift in focus from staff augmentation to contract services.

In the first week of September 1995, the Company and its subsidiaries filed voluntary bankruptcy petitions under Chapter 11 Reorganization in the U.S. Bankruptcy Court for the Middle District of Pennsylvania in Harrisburg which are jointly administered at Case Number 1-95-1767. This action became necessary to gain access to the Company's own cash for continued operations when its participant lender refused to continue funding its working capital line. The Company obtained debtor in possession financing with its agent lender and continued to operate as debtor in possession.

On January 31, 1996, the Company filed its Joint Plan of
Reorganization. An Amended Joint Plan of Reorganization was filed and confirmed by the Court on April 24, 1996.
On June 28, 1996 the Company met all the requirements of the Amended Plan by executing the necessary banking documents for securing exit financing. The Effective Date for the Company's exit from bankruptcy was July 1, 1996.

The current structure of Canisco Resources, Inc. reflects these changes that were effected pursuant to the restructuring plan initiated in 1995 and the reorganization in bankruptcy.

MARKETS AND SERVICES FOR CANISCO RESOURCES

Canisco Resources, Inc. is an integrated service company which provides a range of maintenance services on an as-needed basis to power generation and process industries, government facilities and major industries in the United States through the Company's operating subsidiaries.
Services are provided on a contract service basis.
Contract services involve contracting for the accomplishment of defined tasks for the customer with supervision retained by the Company's operating subsidiary. Staff augmentation services entail providing qualified manpower to work under the direction of the customer. For fiscal year 1996, contract services accounted for seventy-three percent (73%) of revenue compared to sixty-five percent (65%) in fiscal year 1995 and fifty-eight percent (58%) in fiscal year 1994.

Power Generation Market

The power generation industry was the primary market for the Company's services in fiscal year 1996. Forty-seven percent (47%) of consolidated revenues was attributable to nuclear, fossil fuel, hydro-electric and other customers whose operations involve the production of electricity.
This is a reduction from fifty-one percent (51%) in fiscal year 1995 and sixty-three percent (63%) in fiscal year 1994. Much of the business performed in this market occurs during scheduled or unscheduled shutdowns of commercial power generation facilities. The Company provides a wide range of services to this industry including: staff augmentation in areas of radiological protection; decontamination; mechanical, instrumentation and electrical maintenance; professional services and contract services which includes cleaning, surface preparation, decontamination, painting, specialty coatings and linings and identification systems.

Petro-chemical and Refining Market

Twenty-one percent (21%) of the Company's revenues in fiscal year 1996 was generated from clients in the petro-chemical and refining industry which includes chemical, crude oil and natural gas processing compared to eighteen percent (18%) in fiscal year 1995 and fifteen percent (15%) in fiscal year 1994. The Company provides contract services to this industry primarily consisting of specialty cleaning, surface preparation, painting, specialty coating and linings and identification systems services.

Pulp and Paper Market

Pulp and paper facilities serviced by the Company include mills and production plants whose primary operations involve the production of paper, paperboard and pulp. Of the Company's consolidated revenues in fiscal year 1996, eighteen percent (18%) was generated from customers in this industry compared to fifteen percent (15%) in fiscal year 1995 and thirteen percent (13%) in fiscal year 1994. The Company provides contract services to this industry, substantially the same as provided to the Petro-chemical and Refining Industry.

Other Markets Served

The Company provides services to government-owned and operated facilities as well as automotive, metals and mining, textiles, marine and printing industries. No one of these industries is a significant part of the Company's business. The Company provides contract services and staff augmentation in these industries similar to those offered in the power, pulp and paper and petro-chemical industries. Fourteen percent (14%) of the Company's consolidated revenues during fiscal year 1996 were generated from services provided to this group of industries compared to sixteen percent (16%) in fiscal year 1995 and nine percent (9%) in fiscal year 1994.

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

CLIENTS

The Company's clients consist primarily of electric utilities, major oil companies, paper companies and other suppliers. Because of the nature of the services offered by the Company and the size of the projects in which the Company is engaged, a small number of clients often account for a significant percentage of the Company's revenues in a given fiscal year. In addition, cross-marketing of Canisco Resources service capabilities has increased the potential of multiple subsidiaries servicing the same client.

No client represented more than ten percent (10%) of revenues in fiscal 1996. For fiscal years ended September
30, 1995 and 1994, Westinghouse Electric Corporation accounted for sixteen percent(16%) and (12%) twelve percent of consolidated revenues, respectively.

The Company operates primarily within the United States.
The Company has or is performing contracts in Alabama, Arkansas, Arizona, California, Colorado, Connecticut,
Delaware, Florida, Georgia, Illinois, Indiana, Iowa,
Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts,
Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska,
New Hampshire, New Jersey, New Mexico, New York, North Carolina,
Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina,
Tennessee, Texas, Utah, Vermont, Virginia, Washington,
West Virginia, Wisconsin and Wyoming.

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

PERSONNEL

The seasonality of the business causes the employment of the Company to vary widely throughout the year. During the fiscal year ended March 31, 1996, the number of personnel employed at one time by the Company fluctuated between approximately 600 and 1,500.

Cannon Sline utilizes non-union managerial and clerical employees and supplies union labor from the International Brotherhood of Painters and Allied Trades (IBPAT) on an as-needed, project by project basis. Pertinent collective bargaining agreements between IBPAT, its district and/or its local unions and Cannon Sline are: Collective bargaining agreements between District Council No. 21 Brotherhood of Painters and Allied Trades, and the Associated Master Painters and Decorators of Philadelphia and Vicinity and Cannon Sline (expires 04/30/98); National
Power Generating Facilities Agreement between IBPAT,
AFL-CIO-CFL and Cannon Sline; Corrosion Control Agreement in Industrial Plants between IBPAT, AFL-CIO-CFL and Cannon Sline; Agreement between Houston Chapter Painting and Decorating Contractors of America, Houston, Texas and the IBPAT
Local Union No. 130 and Cannon Sline;  Fire-Retardant
Coatings Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline; National Tank Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline; National Rubberlining Agreement between the
International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers, AFL-CIO and Cannon Sline; National Bridge & Tunnel Agreement between IBPAT, AFL-CIO-
CFL and Bridge Painting Contractors and National Erectors Association National Maintenance Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline.

Unless otherwise noted, the foregoing agreements provide for annual renewal absent written notice. Cannon Sline does not expect any significant difficulty in renewal of its agreements with IBPAT or its associates.

In fiscal year 1996, Henze primarily utilized non-union employees at all plant locations with the exception of the Portage, Indiana facility which was subject to a collective bargaining agreement with the United Steelworkers
Union, AFL-CIO-CLC (expires August 1996).

The following table sets forth the number of the Company's union and non-union employees for the period indicated.

Description	                   At Fiscal Year End
                             	1994	   1995	   1996
Union Professional
  and Technical Personnel	     612	    630	    454

Non-Union Professional
  and Technical Personnel	     653	    754	    215

Clerical, Administrative,
  Sales, and Management
  Personnel	                   176	    172     130

Total Personnel	             1,441	  1,556	    799

ITEM 2	PROPERTIES

The Company and its subsidiaries maintained approximately 300,000 square feet for office and shop/storage facilities. The list below identifies facilities used by the Company and its subsidiary companies to support contract service and staff augmentation operation activities in all industries during fiscal year 1996:

Many of the leases identified below are in the process of being assigned and/or rejected pursuant to the Reorganization plan.


5600 Woodland Ave., Philadelphia, PA, 19143 (owned)
5308 Greenway Ave., Philadelphia, PA, 19143 (parking lot-owned) 5935 South Florida Ave., Lakeland, FL, 33813 (owned)
1851 Old Bermuda Hundred Road, Chester, VA, 23831 (owned)
3200 Elliswood Road, Lake Charles, LA (owned)
6900 North Loop East, Houston, TX, 77028 (owned)
1154 South River Road, Longview, WA, 99302
                                (lease-expires (6/1997)
4208 West Clearwater Street, Kennewick, WA, 99302
                                (month to month lease)
1130 West Avenue, Cartersville, GA, 30120
                                (lease-expires 12/2003)
2124 East Bakerview Drive, Bellingham, WA, 98226
                                (lease-expires 12/1999)
1447 West 27th Street, Norfolk, VA, 23508
                                (lease-expires 08/1997)
4780 South 23rd Street, Beaumont, TX, 77705
                                (lease-expires 10/1996)
407 Old Mill Road, Cartersville, GA, 30120
                                (lease-expires 12/2003)
State Road 149, Burns Harbor Industrial Park, Portage, IN, 46368
                                (lease-expires 08/1997)
2007 East Stewart Street, Tacoma, WA, 98421
                                (lease-expires 01/1998)
4133 North Canal Street, Jacksonville, FL, 32209
                                (building owned-closed)
160 N. Forge Street, Palmyra, PA, 17078
                                (month to month lease)
l902 Taylors Lane, Suite C, Cinnaminson, NJ, 08077
                                (month to month)
22 Northeast Drive, Hershey, PA, 17033 (lease-expires 01/2005) 124 Route 6A, Sandwich, MA, 02563 (lease - month to month)
109 East Jefferson Ave., Suite 18, Oak Ridge, TN, 37830
                                  (month to month lease)
12401 Folsom Blvd., Suite 305, Rancho Cordova, CA  95742
                                  (month to month lease)
140 Sheldon Road, Berea, OH  44017 (month to month)
33731 Northcrest Rd., Suite 5, Atlanta, GA  30340
                                   (month to month lease)


There are no major encumbrances on the real properties with the exception of liens granted to the lenders on the Philadelphia, PA; Lakeland, FL; Houston, TX; Lake
Charles, LA; Chester, VA and Jacksonville, FL properties.

ITEM 3	LEGAL PROCEEDINGS

The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

On November 25, 1994, NSSI filed suit against Westinghouse Electric Corporation in the Dauphin County, Pennsylvania Court of Common Pleas alleging the breach by Westinghouse of various terms of the Asset Purchase Agreement and related Supply Agreement dated January 7, 1991. Westinghouse subsequently filed a separate action seeking declaratory judgment regarding interpretation of the provisions of the Supply Agreement. On or about May 31, 1996, the parties entered into a settlement agreement as to all claims in both these actions. Pursuant to the terms of the settlement agreement, both parties are in the process of filing dismissals with prejudice.

On September 1, 1995, Oliver B. Cannon & Son, Inc., a wholly owned subsidiary of the Company (Nuclear Support Services, Inc.), filed a voluntary petition under Chapter
11 of the Bankruptcy Code. On September 5, 1995, the Company and its other subsidiaries also filed for protection under Chapter 11. Those subsidiaries are Sline Industrial Painters, Inc., NSS Numanco, Inc., NSS of Delaware, Inc., IceSolv, Inc., and Henze Services, Inc. All cases were filed in the United States Bankruptcy Court for the Middle District of Pennsylvania in Harrisburg. A number of first day orders were presented to the Court, including an order allowing joint administration under the style and case of the parent, Nuclear Support Services, Inc. at case number 1-95-01767. From the dates of the petitions, all of the debtors continued to operate their business as debtors in possession under Section 1107 (a) of the Bankruptcy Code. On January 31, 1996, the Company filed its Joint Plan of Reorganization.

An Amended Joint Plan of Reorganization was filed and confirmed by the Court on April 24, 1996. On June 28, 1996 the Company met all the requirements of the Amended Plan by executing the necessary banking documents for securing exit financing. The Effective Date for the Company's exit from bankruptcy was July 1, 1996.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II


ITEM 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Stock Highlights as of Fiscal Year End

Nuclear Support Services, Inc. had 2,169,190 shares of common stock outstanding and 462 known shareholders of record at the end of fiscal year 1996. The Company's common stock traded on the Nasdaq Stock Market under the symbol of "NSSI" during fiscal year 1996. Effective
May 20, 1996, the Company commenced trading on the Nasdaq SmallCap Market under its new name, Canisco Resources, Inc. and new stock symbol "CANR". The number of shares of common stock and shareholders of record did not change.

	                	      1996		       1995	         	1994
		                    High	Low    	High	Low     	High	 Low
Quarter		            Trade	Trade 	Trade	Trade  	Trade Trade
First              		1 5/8 	1 1/4  4 1/8	2 1/4	 4 3/4	2 1/2
Second		             3 1/8	 1 1/4	 2 3/4	1 7/8	   6   3 3/4
Third				                          2 3/8	1 1/2	 5 1/2 3 5/8
Fourth			                         	2 3/4	  3/4  4 1/4	3 1/4

ITEM 6	SELECTED FINANCIAL DATA

Financial Highlights

For the Fiscal Year End
(In thousands except per share amounts)

                  		1996(1) 	1995(2)	1994(3)*	1993(4)*	1992(5)*
Revenues	         	$32,931	   83,116	 83,729	  49,405	  63,813
Earnings (loss)
before
reorganization
costs and income
taxes		              $(411)  	(1,015)  	(236) 	(2,250)  	1,272
Net earnings
 (loss)           	$(1,508)  	(2,849)  	(642) 	(2,997)    	685
Net earnings
 (loss)
 per share        		$(.69)    (1.31)   	(.30)  	(1.38)    	.32
Total assets	     	$26,101 	  39,389  35,489	  22,780  	28,090
Total long-
 term debt        		$5,587    	5,587 	15,946   	8,935   	2,214
Liabilities
subject
to compromise	     	$5,262    	8,146     	-       	-       	-
Equity per share	   	$.99     	1.69   	3.00	     3.29    	4.68
Return on
average equity	       	-        	-       	-       	-       	7%
Weighted average
common and common
equivalent shares	 	2,169     	2,169  	2,169   	2,167   	2,171

(1)Fiscal year end change from September 30th to March 31st
and reflects the	discontinuance of Henze operations and
includes approximately $1.1 million in reorganization costs.
(2)	Reflects the discontinuance of Henze operations, a one-
time write-off of approximately $3.4 million for business restructuring activities and an accrual of $750,000 for
Federal income tax relating to a prior year.
(3)	Purchased Oliver B. Cannon & Son, Inc. and Sline
Industrial Painters, Inc. (Cannon Sline)
(4)	Reflects a one-time goodwill and intangibles write-off
of approximately $2.4 million.
(5)	Includes one-time tax credit of $103,000 or $.05 per
share reflecting the adoption of FASB No. 109 relative to income taxes.

* These years have been restated to present Henze as discontinued operations.


ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations 1996 Compared to 1995

Pursuant to the Company's Plan of Reorganization the fiscal year has been changed to end on March 31st versus September 30th.
All results reported herein are for an interim period of six months compared to prior year data of a full year.

During 1995, the Company determined that the valve repair business as then currently conducted by its Henze subsidiary, did not fit the Company's future strategy. Steps have been taken to divest of this activity and it is identified in the financial statements as a discontinued operation. As a result, the line items on the Company's Consolidated Statement of Operations from "Revenues from services" through "Loss from continuing operations" (inclusive) are presented absent the effects of Henze's operations (which are identified as discontinued operations and presented as a separate line item on a new basis). Results from continuing and discontinued operations are then combined to produce net income.

Effective February 25, 1996, the Company divested the nuclear manpower staff augmentation business as operated by its NSS Numanco subsidiary.

Fiscal 1996 revenues were $32,931,000 compared to $83,116,000 for fiscal year 1995. The power generation market contributed $15,596,000` or forty-seven percent
(47%) of 1996 total revenues compared to $44,255,000 or fifty-three percent (53%) of fiscal year 1995 revenues.
The petro-chemical business accounted for twenty-one percent
(21%) of revenues compared to seventeen percent (17%) in fiscal year 1995.

The pulp and paper market contributed eighteen percent
(18%) of revenue in 1996 versus fifteen percent (15%) in fiscal year 1995. The revenue contribution of all other markets collectively was fourteen percent (14%) compared to fifteen percent (15%) in fiscal year 1995. The contribution of the various markets reflect the diversification strategy of the Company.

The gross margin of the Company was $4,987,000 compared to $12,901,000 for fiscal year 1995.
As a percent of revenue, gross margin was consistent at approximately fifteen percent (15%).

General and administrative expenses decreased to $4,579,000 from $12,177,000 the prior year. This decrease was due to the abbreviated fiscal year, deletion of prior year one-time expenses and reduced expenses as a result of the Reorganiation.

Income from operations decreased to $407,000 from $724,000 primarily due to the abbreviated fiscal year.

Interest Expense decreased to $670,000 from $1,554,000 in fiscal year 1995 as a result of the abbreviated fiscal year and reduction of debt.

Gain on the sale of NSS Numanco and miscellaneous income totaled approximately $1,000,000. These gains were offset by reorganization expenses of $1,147,000.

Net loss from continuing operations for fiscal year 1996 was $357,000 compared to $844,000 the prior year. Losses attributable to discontinued operations were $586,000 from operations and $565,000 for disposal of assets, both net of income tax benefits. Combining the losses from continuing and discontinued operations, the Company posted a net loss of $1,508,000 or $0.69 per share versus $2,169,000 or $1.31 per share loss for the prior year.

Results of Operations 1995 Compared to 1994

Fiscal year 1995 revenues were $83,116,000 compared to $83,729,000 for fiscal year 1994. The power generation market contributed $44,255,000 or fifty-three percent (53%) of 1995 total revenues compared to $54,361,000 or sixty-five percent (65%) of fiscal year 1994 revenues. The petro-chemical business accounted for seventeen percent (17%) of revenues compared to fourteen percent (14%) in fiscal year 1994. The pulp and paper industry contributed fifteen percent (15%) of revenue in 1995 versus eleven percent (11%) in fiscal year 1994. The revenue contribution of all other businesses collectively was fifteen percent (15%) compared to ten percent (10%) in fiscal year 1994. These shifts in market contribution reflect the effectiveness of the Company's diversification strategy.

The consolidated gross margin increased nine percent
(9%) in 1995 to $12,901,000 attributable to the Company's focus on its more profitable lines of business. Margin contribution from the power generation industry decreased fourteen percent (14%) to $6,376,000. These were more than offset by gains from the petro-chemical, pulp and paper and other industries combined which contributed
$6,525,000 compared to $4,460,000 the prior year.

Consolidated general and administrative expenses increased to $12,177,000 from $10,932,000 in fiscal year 1994.
The increase in 1995 included one time business restructuring expenses of $2,209,000. Net of these expenses, general and administrative expenses decreased to $9,968,000 or twelve percent (12%) of revenues compared to thirteen percent (13%) in fiscal year 1994.

Income from operations decreased to $724,000 from $909,000 in fiscal year 1994 as gains made in gross margin and reduction of ongoing general and administrative expenses were offset in 1995 by the one-time business restructuring expenses.

Interest expenses increased from the prior year by $313,000 to $1,554,000. This increase was attributable to higher interest rates for 1995 over 1994.

As a result of recognizing an income tax accrual of $750,000 related to prior years, offset somewhat by a reduction in its valuation allowance, the Company's income tax benefit was only $171,000. Fiscal year 1994 had an income tax benefit of $111,000.

Net loss from continuing operations in 1995 was $844,000 compared to a loss of $125,000 for fiscal year 1994 primarily due to the restructuring expenses of $2,209,000 noted above. Losses attributable to discontinued operations were $2,005,000 versus $518,000 a year ago. Combining the loss from continuing operations and discontinued operations, the Company posted a net loss of $2,849,000 or $1.31 per share loss for the year compared to a loss of $642,000 or $0.30 per share loss in fiscal year 1994. Absent business restructuring and prior year tax accruals the net income was $1,491,000 or $0.69 per share.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowings. These sources of liquidity are reduced by the payment of direct costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving line of credit and term debt.

As a result of losses recognized during fiscal year 1995, the Company, as reported, was not in compliance with certain debt covenants under its lending arrangement.
At the end of August 1995, the participating lender and, in turn, its agent lender under the Company's financing agreement refused to continue funding the Company's working capital line. This resulted in a cessation of cash flow necessary to fund operations. In the first week of September 1995, the Company and its subsidiaries filed voluntary bankruptcy petitions under Chapter 11 reorganization in the U.S. Bankruptcy Court for the Middle District of Pennsylvania in Harrisburg which were jointly administered at Case Number 1-95-1767. This action became necessary for the Company to gain access to its own cash for continued operations. Subsequently, the Company obtained a $3,500,000 debtor-in-possession revolving credit and continued operations as debtor-in-possession.

The Company's debtor-in-possession revolving credit agreement was paid in full and expired on February 28, 1996, and on March 1, 1996, the Company entered into a cash collateral stipulation that allowed the use of the Company's own cash for continued operations.

At March 31, 1996, the Company had paid down its balance on its revolving credit line of $18,000,000 to approximately $3,683,000 with the proceeds from the divestiture of Numanco. The Company had an outstanding principal balance of $5,586,524 on its long term secured loan obligation. The Company was in compliance with the covenants of its cash collateral order.

At March 31, 1996, the Company had working capital of approximately $4,050,000 compared to working capital of $7,435,000 for fiscal year end 1995. The decrease in working capital was due primarily to the decrease in accounts receivables of approximately $9,000,000 offset somewhat by the decrease of the Company's revolving loan notes payable to the bank.

On April 24, 1996, the Company's Amended Joint Plan of
Reorganization was confirmed by the Court. The Plan anticipates full payment to the Company's creditors consistent with its terms.

The use of cash collateral continued through July 1, 1996, when the Company secured financing with a new lender, BNY Financial Corporation. This refinancing consists of a five year commitment for an $11,000,000 revolving credit line and $3,900,000 in long term debt.

The Company anticipates that working capital and available bank credit will be sufficient to meet cash needs for the coming year. Capital expenditures of approximately $300,000 are budgeted for fiscal year 1997 for upgrading equipment to support existing and expected future contract work.

Looking Forward

On April 24, 1996, the Court confirmed the Company's
Plan of Reorganization in substantially the format filed in January. The Plan became effective July 1, 1996. The delay was attributable to the disposition of the Henze assets and subsequent execution of the new long term credit facility.

We have accomplished the corporate consolidation anticipated by the Plan. The administrative details involved with the bankruptcy proceedings continue to absorb management's time, however, this distraction should subside within the next thirty days.

The delay in exiting bankruptcy has increased Reorganization costs over previous estimates. Some of this cost will carry over into the first half of fiscal year 1997. We anticipate these costs to be offset by the positive impact of the settlement of the Westinghouse litigation.

Independent Auditors' Report


The Board of Directors and Shareholders
Canisco Resources, Inc.:


We have audited the accompanying consolidated balance sheets of Canisco Resources, Inc. (formerly Nuclear
Support Services, Inc.) and subsidiaries as of March 31, 1996 and September 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the six-month period ended March 31, 1996 and the years ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canisco Resources, Inc. and subsidiaries at March 31, 1996 and September 30, 1995, and the results of their operations and their cash flows for the six-month period ended March 31, 1996 and the years ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

June 28, 1996, except as to note 14,
	which is as of July 1, 1996
Atlanta, Georgia

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)
(Debtor-in-Possession)

Consolidated Balance Sheets
March 31, 1996 and September 30, 1995

                           	   	March 31,  	  September 30,
	          Assets                	1996           	1995
Current assets:
	Cash                       			$	550,432       	 1,849,267

	Accounts receivable,
 net (notes 3 and 5):
		Billed                     	10,567,409       	19,990,695
		Unbilled	                    1,159,966	          333,723
		Other			                       378,436	          939,755
				Total accounts
    receivable               	12,105,811       	21,264,173

	Inventory (note 5)           	1,177,691        	1,206,417
	Deferred income
 taxes (note 6)               	2,005,000        	2,078,000
	Prepaid insurance   	           563,457	          920,177
	Other prepaid expenses
 and current assets             	977,198          	760,270
	Costs and estimated
  earnings in excess
  of billings
		on uncompleted
  contracts (note 3)  		       1,837,958	        2,760,439
				Total current assets	     19,217,547        30,838,743

Property and equipment
 (note 5):
	 Land                      			964,100	            964,100
	Buildings and improvements	 1,422,687	          1,986,786
	Machinery and equipment	    7,573,640	          7,688,132
	Furniture and fixtures	     1,213,809	          2,173,200
	Vehicles		                    707,995		           689,284
						                      11,882,231	         13,501,502
	Less accumulated
  depreciation		             6,277,851		         6,828,442
							                      5,604,380		         6,673,060

Deferred income
 taxes (note 6)	             1,007,000	            419,000
Excess of cost
 over net assets
 of business acquired,
	net of amortization of
 $532,868 in 1995	                 -            	1,127,663
Other assets		                 272,370	           	330,799

				Total assets         	$	26,101,297	         39,389,265

See accompanying notes to consolidated financial statements.

Liabilities and Shareholders Equity

                           		March 31,        	September 30,
	                              1996	               1995
 Liabilities not subject
  to compromise:
	Current liabilities:
		Notes payable (note 5)    	$	1,190,007        	3,540,512
		Notes payable to
   bank (note 5)              	3,683,354	        9,440,147
		Current portion
   of long-term debt
   (note 5)	                   2,062,524	        1,402,524
		Accounts payable	            1,857,874	        3,193,796
		Accrued payroll
   and employee benefits      	1,795,679	        2,737,211
		Billings in excess
   of costs and estimated
   earnings on uncompleted
   contracts (note 3)	           784,278          	779,721
		Other accrued expenses	     	3,793,400	       	2,309,903
				Total current
      liabilities            	15,167,116       	23,403,814

	Liabilities subject
  to compromise under
  reorganization
		proceedings (note 4)	        5,262,285	        8,145,734
	Note payable to
   bank (note 5)	                  -	                 -
	Long-term debt,
  less current
  portion (note 5)		           3,524,000	       	4,184,000
				Total liabilities	        23,953,401	       35,733,548

Shareholders' equity
  (note 9):
	 Common stock,
  $.0025 par value,
  authorized
		10,000,000 shares,
  issued 2,476,242 shares;
		outstanding 2,169,190
  shares	                          6,190            6,190
	Additional paid-
  in capital                  	3,472,506        3,472,506
	Retained earnings	            3,299,337        4,807,158
	Treasury stock,
  at cost                     (4,630,137)      (4,630,137)
				Total shareholders'
     equity	                   2,147,896        3,655,717

Commitments
 and contingencies
 (notes 7 and 11)

				Total liabilities and
     stockholders' equity	  $	26,101,297       39,389,265

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)
(Debtor-in-Possession)

Consolidated Statements of Operations
Six months ended March 31, 1996 and
years ended September 30, 1995 and 1994

                     	Six months	           Years ended
	                       ended		             September 30,
	                   March 31, 1996	      1995	          1994
Revenues from
services (note 8)    	$	32,930,854	     83,115,904	   83,729,024
Cost of services	       27,944,340	     70,215,224	   71,887,234
				Gross margin	        4,986,514	     12,900,680	   11,841,790

General and
 administrative
 expenses		              4,579,371	     12,176,557	   10,932,301
				Income from
     operations	           407,143	        724,123	      909,489

Interest expense         	(670,457)    	(1,554,135)  	(1,241,150)
Gain on sale of
 Numanco subsidiary
 (note 10)	                883,232	           -            	-
Other income
 (expense), net	          	116,364	          	(190)     		96,133
				(Income) loss
     before
     reorganization
					costs and income
     taxes	                736,282	       (830,202)    	(235,528)

Reorganization costs    (1,147,074)     		(185,019)		         -
				Loss from
     continuing
     operations
					before income
     taxes               	(410,792)    	(1,015,221)    	(235,528)

Income tax
 benefit (note 6)        		(54,000)     		(171,000)   		(111,000)
				Loss from
     continuing
     operations         		(356,792)     		(844,221)   		(124,528)

Discontinued
  operations
  (note 10):
	Loss from operations
  of discontinued
		subsidiary (net
  of income tax
  benefit of
		$243,069, $1,080,000,
  and $424,000
		in 1996, 1995, and
  1994, respectively)  	  (586,029)   	 (2,004,755)    	(517,765)
	Loss from disposal
  of discontinued
		subsidiary (net of
  income tax benefit
		of $335,000)         		 (565,000)          		-            		-
				Loss from
     discontinued
     operations         (1,151,029)    (2,004,755)    		(517,765)

				Net loss          	$(1,507,821)    (2,848,976)    		(642,293)

Loss per share:
	Continuing
  operations             	$	(.16)	          (.39)	        (.06)
	Discontinued
  operations              $( .53	)          (.92)	        (.24)

				Net loss              	$	(.69)         (1.31)	        (.30)

Weighted average
 common and
 common equivalent
 shares                  2,169,190      2,169,190      2,169,190

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)
(Debtor-in-Possession)

Consolidated Statements of Shareholders' Equity

Six months ended March 31, 1996 and
Years ended September 30, 1995 and 1994

<CAPTION
       		         Common stock            			    Treasury stock
					                            Addl.			              Number
		           Number	           paid -in    Retained	     of
		          # shares   Amount   capital    earnings    shares    Amount    	 Total
Balance at
09/30/93    2,476,242  $6,190  3,494,542   8,298,427  	309,022   (4,659,843)	 7,139,316

Excercise
of
options         		-	      -      (22,036)       -	      (1,970)    	 29,706	      7,670

Net Loss         	-    	  -	       	-    	  (642,293)  	    -		        -    	  (642,293)

Balance at
09/30/94    2,476,242   6,190  3,472,506 	 7,656,134   	307,052  (4,630,137)	 6,504,693

Net loss		        -	      -		       -    	(2,848,976)	      -		        -	    (2,848,976)

Balance at
09/30/95    2,476,242   6,190  3,472,506 	 4,807,158	   307,052  (4,630,137)	 3,655,717

Net loss		         -	      -		      -	    (1,507,821)	      -		        -	    (1,507,821)

Balance at
03/31/96    2,476,242  $6,190  3,472,506 	 3,299,337	   307,052  (4,630,137)	 2,147,896



See accompanying notes to consolidated finanacial statements.

CANISCO RESOURCES, INC.

(Formerly Nuclear Support Services, Inc.)
(Debtor-in-Possession)

Consolidated Statements of Cash Flows
Six months ended March 31, 1996 and
years ended September 30, 1995 and 1994

                    	   Six months	             Years ended
	                          ended              		September 30,
	                     March 31, 1996	        1995	          1994
Cash flows
 from operating
 activities:
	 Net loss          		$	(1,507,821)      	(2,848,976)    	(642,293)
	 Adjustments
   to reconcile
   net loss
		 to net cash
   provided by
			operating
   activities:
			 Depreciation
     and
     amortization	         837,393	        1,441,179    	1,493,619
			 Deferred income
     taxes	               (515,000)	      (1,197,000)	    (583,000)
			Gain on sale of
    Numanco subsidiary	   (883,232)	           -	              -
			Loss accrued on
    disposal of
				discontinued
    subsidiary	            900,000	            -	              -
			Other		                 116,080	             1,640	         373
	Change in assets
  and liabilities net
		of effects from
  purchases and sales
		of subsidiaries:
			Decrease
    (increase) in
			 accounts receivable 	8,997,213        	(4,774,332)  	2,700,422
			Decrease (increase)
    in inventory	           28,726	           428,734	    (290,808)
			Decrease (increase)
    in prepaid expenses
				and other current
    assets	                 38,190	         2,118,394    	(442,617)
			Decrease (increase)
    in costs and
				estimated earnings
    in excess of
				billings on
    uncompleted
    contracts             	922,481        	(1,399,176)  	1,054,379
			(Increase) decrease
    in other assets	      (267,495)          	129,100	     139,357
			(Decrease) increase
    in accounts payable	(2,521,433)        	4,853,357	     994,149
			(Decrease) increase
    in accrued payroll
				and employee
    benefits            (1,230,826)	          248,683	    (413,328)
			(Decrease) increase
   in accrued expenses   	(775,286)        	1,304,819     	734,420
			Increase (decrease)
    in billings
				in excess of
    costs and
    estimated
				earnings on
    uncompleted
    contracts		              4,557		          411,140	  (1,929,331)
					Net cash provided
      by operating
      activities	        4,143,547          		717,562	   2,815,342
Cash flows from
 investing activities:
	 Purchase of property
   and equipment	          (22,686)	         (534,809)	   (986,975)
	Sale of property
  and equipment	            44,019	             5,887      	45,348
	Purchase of marketable
  securities                   	-	           (218,427)         	-
	Sale of marketable
  securities              	325,924	            37,232	          -
	Acquisition of
   businesses, net of
		 cash acquired	               -                	-    	(8,315,335)

	Proceeds from sale
  of Numanco
  subsidiary             2,350,000 	             	 -	           	-
					Net cash
      provided (used)
					 by investing
      activities	        2,697,257          	(710,117) 	(9,256,962)
Cash flows from
 financing activities:
	 Net borrowings
   (payments) on
		 notes payable	       (8,107,298)        	1,086,033	   1,568,162
	Proceeds from
  long-term debt	           -	                  -	       7,000,000
	Principal payments
  on long-term debt        (32,341)       	(1,155,158)   	(455,283)
	Exercise of stock
  options	                 	-	                 	-          		7,670
					Net cash
      provided
      (used) by
						financing
      activities       	(8,139,639)         		(69,125)  	8,120,549

					Net (decrease)
      increase in
      cash	             (1,298,835)	          (61,680)  	1,678,929

Cash at beginning
 of period               1,849,267	         1,910,947    		232,018

Cash at end of
 period	                 	$550,432		        1,849,267   	1,910,947

Cash paid during
 the period for:
	 Interest	            		$	738,566         	1,861,850   	1,247,760

 	Income taxes          		$	10,407          		123,113	    	363,798

See accompanying notes to consolidated financial statements.

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)
(Debtor-in-Possession)

Notes to Consolidated Financial Statements

Six Months ended March 31, 1996 and Years ended September 30, 1995 and 1994

(1)	Plan of Reorganization and Basis of Presentation
On September 5, 1995 (the "Petition Date"), Canisco
Resources, Inc. (formerly Nuclear Support Services, Inc.)
(the "Debtor") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court for the Middle District of Pennsylvania in Harrisburg. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtors-in-possession. These claims are reflected in the consolidated balance sheet as "Liabilities subject to compromise under reorganization proceedings". Additional liabilities subject to compromise may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties-in-interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtors accounts receivable, inventory and property and equipment.

(2)	Summary of Significant Accounting Policies

	(a)	Basis of Consolidation

The consolidated financial statements include the accounts of Canisco Resources, Inc. and its wholly owned subsidiaries (together referred to as the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations of the Company's Henze Services, Inc. subsidiary are shown as discontinued operations for all periods presented. In 1996, the Company changed its name from Nuclear Support Services, Inc. to Canisco Resources, Inc. and changed its fiscal year-end from September 30 to March 31.

	(b)	Accounting Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

	(c)	Revenue and Cost Recognition

Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the cost-to-cost method. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method. Revenues from time and material contracts are recognized as the work progresses.

Contract costs include all direct material and labor costs and those indirect costs related to contract perrformance, such as indirect labor, supplies and depreciation.
General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The asset, "Cost and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

	(d)	Inventory

		Inventory consists primarily of replacement parts and operating supplies and is stated at cost determined on the first-in, first-out (FIFO) basis.

	(e)	Property and Equipment

		Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to 40 years. Capital leases are included at the capitalized amount less accumulated amortization.
Amortization of capital leases is included in depreciation expense. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

		Maintenance and repairs are expensed when incurred, and expenditures for improvements are capitalized. Any gains or losses from the disposal of assets are recorded in the year of disposal.

	(f) 	Excess of Cost Over Net Assets of Businesses Acquired

		The excess of cost over net assets of businesses acquired (goodwill) was being amortized using the straight-line method over 20 years until the operations to which the goodwill related were sold in February 1996.

(g)	Income Taxes

		Deferred income taxes result primarily from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

	(h)	Loss Per Share

		The computation of net loss per share was based on the weighted average number of outstanding common shares. The inclusion of additional shares assuming the exercise of stock options would have been antidilutive. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

	(i)	Reclassifications

		Certain reclassifications were made to the 1995 and 1994 consolidated financial statements to conform to classifications adopted in 1996.

(3)	 Costs and Estimated Earnings on
     Uncompleted Contracts and Retainage

	Costs and estimated earnings on uncompleted contracts are summarized as follows:

		                             March 31,	           September 30,
		                               1996	                  1995
Costs incurred on
uncompleted contracts       	$	58,747,846	           44,574,622
	Estimated earnings	           11,905,167		           9,880,804
		                             70,653,013	           54,455,426
	Less billings to date	        69,599,333	           52,474,708

	                           	$		1,053,680	           	1,980,718

	Included in the
  accompanying
	 consolidated
  balance sheets under
	 the following captions:
			Costs and estimated
    earnings in excess of
    billings on
    uncompleted
    contracts	               $	1,837,958             	2,760,439
			Billings in excess of
    costs and estimated
    earnings on
			 uncompleted contracts     		(784,278)            		(779,721)

	                          	$		1,053,680            		1,980,718

	Accounts receivable billed include amounts retained by customers, in accordance with contract provisions, of approximately $660,000 and $835,000 at March 31, 1996 and
September 30, 1995, respectively.

(4)	Liabilities Subject to Compromise Under
    Reorganization Proceedings

Certain pre-petition liabilities were approved by the Bankruptcy Court for payment. Such liabilities are included in accounts payable, accrued payroll and employee benefits, and other accrued expenses. Additionally, secured debt which is expected to be paid in full in accordance with the original terms is included in notes payable to bank. The remainder of the Company's pre-petition liabilities whose disposition is dependent upon the outcome of the Chapter 11 proceedings are classified as liabilities subject to compromise under reorganization proceedings in the accompanying consolidated balance sheets.

These liabilities are summarized as follows:

	                                 	March 31,	    September 30,
	                                   	1996            	1995
Unsecured capital lease
obligations                       	$	31,308          	63,649
	Trade accounts payable
  and other unsecured
	 liabilities                    	5,230,977       	8,082,085

	                             		$	5,262,285       	8,145,734

(5)	Long-Term Debt and Notes Payable

Long-Term Debt

The Company's long term debt is expected to be settled in accordance with the terms of the Plan. The secured term loan is expected to be paid in full in accordance with its original terms. The Company's unsecured capital lease obligations have also been classified as liabilities subject to compromise under reorganization proceedings.

Long-term debt, based on original terms, is summarized as follows:

		                              March 31,        	September 30,
                                  1996                  	1995
Term loan payable to
 bank, collateralized
	by the Company's
 accounts receivable,
	inventory,machinery
 and equipment, real
	estate, general
 intangibles and
 stock of all
 subsidiaries. The
 note bears interest
 at prime + 3%
 (11.25% at March 31,
 1996) and is payable
 in monthly installments
	through December 1, 1999. 	   $5,586,524              	5,586,524
Capital lease obligations        		31,308                		63,649
		                             	5,617,832              	5,650,173
Less current maturities        	2,062,524              	1,402,524
Less liabilities
 subject to compromise
	under reorganization
 proceedings		                     31,308	                	63,649

	                           		$	3,524,000              	4,184,000

At March 31, 1996, future long-term debt payments are as follows:

	1997	        $	2,062,524
	1998	          1,320,000
	1999	          1,320,000
	2000	            884,000
	Thereafter		        -
	            	$	5,586,524

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Notes Payable

The Company has installment notes payable for insurance premiums of $329,383 and $629,286 at March 31, 1996 and September 30, 1995, respectively. The notes are secured by unearned premiums, dividends, and loss payments under policies in force. The note at March 31, 1996 bears interest at 6.99% with payments due in four remaining equal monthly installments of $85,925. Also included in notes payable at March 31, 1996 and September 30, 1995 are cash overdrafts of $860,624 and $2,911,226, respectively.

Notes Payable to Bank

The Company has a revolving loan agreement with two participating financial institutions under which there is no current availability to the Company and under which the Company is currently in default. Amounts outstanding under this revolving loan agreement were $3,683,354 and $8,477,305 at March 31, 1996 and September 30, 1995,
respectively. The amount outstanding under the agreement is classified as a current liability in the accompanying consolidated balance sheets due to the events of default.
Borrowings bear interest generally at the prime rate plus 3% (11.25% at March 31, 1996 and 11.75% at September
30, 1995), are evidenced by demand notes, and are secured by the Company's accounts receivable, inventory, machinery and equipment, real estate, general intangibles and stock of all subsidiaries. This agreement, among other things, requires the Company to meet various covenants including minimum levels of working capital and net worth and expires
November 1997. Commitment fees during the revolving loan period are 1/4 of one percent of the average daily unused amount of the revolving loan commitment, payable on a quarterly basis. The Company is also required to pay an annual collateral monitoring fee of $115,000, payable in advance in quarterly installments. The
Company's revolving loan agreement is expected to be paid in full in accordance with its original terms.

On September 20, 1995, the Company entered into a debtor-in-possession revolving credit and security agreement with a bank which provided financing of up to $3,500,000 for working capital needs and general corporate purposes. At September 30, 1995, $962,842 was outstanding under this agreement and is included in notes payable to bank in the accompanying consolidated balance sheet. The credit facility was paid in full in February 1996.

(6)	Income Taxes

Income tax benefit relating to continuing operations consists of the following:

                            Six months           	Years ended
	                              ended            		September 30,
	                         March 31, 1996	      1995          	1994
Current:
		Federal	                  $   	-	          579,000        	325,000
		State	                        	-          	(88,000)       		62,000
			Total current	                -          	491,000	        387,000

Deferred - Federal
 and state                  	(54,000)      	(662,000)      	(498,000)

Total income tax benefit	   $(54,000)	      (171,000)      	(111,000)

The reconciliation between the tax benefit computed by multiplying pretax loss from continuing operations by the U.S. Federal statutory tax rate and the reported amounts of income tax benefit is as follows:

                               	Six months	           Years ended
	                                 ended             		September 30,
	                              March 31, 1996     	 1995	        1994
Computed at U.S.
 statutory tax rate            	$(140,000)       	(345,000)   	(80,000)
	State income taxes,
  net of Federal
	 income tax effect	              (14,000)        	(26,000)   	(29,000)
	Federal income taxes
  relating to prior year
  net of available
  carryback	                          -           	534,000	        -
	Amortization of goodwill	         12,000          	29,000     	34,000
	Decrease in beginning-
  of-year
		balance of valuation
  allowance	                          -	          (613,000)       	-
	Other, net		                      88,000         	250,000   		(36,000)

	Total income tax benefit	     $		(54,000)       	(171,000)	  (111,000)

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                         		March 31,	         September 30,
		                           1996                	1995
	Deferred tax assets:
		Allowance for
   doubtful accounts     	$	276,000             	128,000
		Inventory valuation
    allowance 	             293,000             	293,000
		Capital loss
   carryforwards 	             -                	567,000
		Operating loss
   carryforwards 	          778,000	             458,000
		Accruals not
   deducted for tax
   purposes 	             1,479,000           	1,082,000
		Other	 		                 277,000	            	226,000
				Total gross
     deferred tax
     assets 	             3,103,000           	2,754,000

	Less valuation
  allowance		                71,000             		71,000
				Net deferred
     tax assets          	3,032,000           	2,683,000

	Deferred tax
  liabilities:
		 Fixed asset
    depreciation	              -	                166,000
		Other			                   20,000		             20,000

				Net deferred
     tax asset	         $	3,012,000	           2,497,000

The Company's operating loss carryforwards expire beginning in 2010. The valuation allowance for deferred tax assets as of October 1, 1995 was $71,000 and did not change for the six months ended March 31, 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1996.

In 1995, the Internal Revenue Service (IRS), completed an audit of the Company's income tax returns for the years ended September 30, 1993, 1992, 1991, and 1990. As a result of the audit, the IRS challenged the write-off for tax purposes of certain intangible assets made during the year ended September 30, 1993. The Company has accrued $750,000 relating to the settlement of this matter. The Company is vigorously contesting the audit findings.

(7)	Employee Benefit Plans

Effective February 1, 1990, the Company established the Nuclear Support Services, Inc. Retirement Savings
Plan (401(k) Plan) for qualified NSSI employees. The
Plan was amended effective January 1, 1991 to provide for participation by all nonbargaining employees. The
Plan allows participants to contribute to the Plan by salary reduction and is qualified pursuant to Section
401(k) of the Internal Revenue Code. Participants may defer up to 15% of their base compensation or $9,500 per year, whichever is the lesser amount. The Company, at its discretion, can make contributions to the Plan.
No Company contributions
were made during 1996, 1995, or 1994. The Company terminated the Plan effective March 31, 1996.

The Company established an Employee Stock Purchase
Plan in 1988 for substantially all of its employees.
The Plan offers employees the opportunity to purchase
Company common stock through regular payroll deductions.
Participation in this Plan is voluntary, and the Company pays transaction fees for purchases made under this Plan.

During 1994, the Company acquired 100% of the outstanding stock of Oliver B. Cannon & Son, Inc. and subsidiary and Sline Industrial Painters, Inc. (collectively referred to as Cannon Sline). As a result of this acquisition described in note 10, the Company is obligated under the terms of a thrift plan for substantially all employees of Cannon Sline not covered by union-sponsored plans. The Plan allows participants to contribute after-tax earnings up to a maximum of 10% of annual compensation. The Plan provides for Company matching and additional discretionary contributions as defined in the Plan document. Cannon
Sline expensed approximately $48,000, $74,000, and $135,000 in matching and discretionary contributions to the Plan during the six months ended March 31, 1996 and the years ended September 30, 1995 and 1994, respectively.

Cannon Sline is required to contribute to pension plans
(defined contribution) administered by collective bargaining organizations. Contributions are based on hours worked, as specified in the various contracts.
Information regarding these plans is not currently made available by the union administrators or trustees.

The Company implemented a Senior Executive Compensation
Program for fiscal years 1992 through 1994. Under the terms of the program, incentive bonuses could be earned in the form of cash, stock options, or other perquisites. During
1995, cash of $42,915 was awarded under this program as incentive bonuses for the previous fiscal year.

(8)	Major Customers

In 1996, 1995 and 1994, one customer accounted for 6%, 16% and 12%, respectively, of consolidated revenues.

Some of the Company's contracts with its clients provide for charges on a time and materials basis. The time and materials contracts generally permit the client to control the amount, type, and timing of services to be performed by the Company, and most of the contracts permit the client to terminate the contract at any time.

(9)	Stock Option Plan

On February 6, 1990, the Board of Directors adopted the
Nuclear Support Services, Inc. 1990 Stock Option Plan
(the "1990 Plan") to provide incentive to key full-time employees and consultants of the Company. Under the 1990
Plan, stock options could be granted for up to 416,897 shares of common stock. The options could be incentive stock options, which qualify for certain tax benefits, or options which do not qualify as incentive stock options. Incentive stock options were granted at not less than the fair e stock on the date granted and non qualified stock options were granted at not less than one-half of the fair market value of the stock on the date granted. The 1990 Plan became effective January 1, 1990 and expired December 31, 1994. Options outstanding under the Plan remain exercisable by their terms after expiration of the Plan.

On February 8, 1991 the Board of Directors adopted the
Directors Stock Option Program wherein Directors, at their election made in advance, could accept non qualified stock options in lieu of cash for all or a portion of Director compensation. Such options could be acquired at the rate of 17% of the market value of the stock as of the date such compensation was payable.
Options granted under this program are included in the 1990 Plan and are exercisable at the fair market value of the stock on the date each Directors compensation becomes payable.

Following is a summary of activity in the 1990 Plan for the six months ended March 31, 1996 and the years ended
September 30, 1995 and 1994:

                              			Option	            Total
                               			price            	option
	                    	Shares     	per share          	price
 Options outstanding
 at 09/30/93	         193,497	    $3.25-9.00      	 1,067,407
 Issued              	221,746     	3.38-5.50	         912,556
 Exercised            	(1,970)	       3.75            	(7,388)
	Canceled or expired		(15,641)    	3.75-6.88        		(82,424)
	Options outstanding
  at 09/30/94	         397,632    	3.25-9.00       	1,890,151

	Issued	                11,258	    3.75-4.13          	46,403
	Canceled or expired		 (76,292)	   3.25-7.13       		(335,743)
	Options outstanding
  at 09/30/95	         332,598    	3.38-9.00       	1,600,811

	Canceled or expired 		(43,805)   	3.75-6.13	       	(194,767)

	Options outstanding
  at 03/31/96	         288,793	   $3.38-9.00	       1,406,044

(10)	Acquisitions, Dispositions and Discontinued Operations

In February 1996, the Company sold certain operations of its NSS Numanco subsidiary. The sale resulted in proceeds to the Company of $2,350,000 and a pretax gain of approximately
$883,000.

During September 1995, the Company adopted plans to sell the operations of its Henze Services subsidiary. Revenues from this subsidiary were $4,964,000, $14,567,000 and $l2,661,000 for the six months ended March 31, 1996 and the years ended September 30, 1995 and 1994, respectively. Certain expenses have been allocated to discontinued operations, including interest expense, which was allocated based on the ratio of Henze net assets to the sum of total net assets of the consolidated Company plus consolidated debt. Interest expense allocated to discontinued operations for the years ended September 30, 1995 and
1994 was $183,937, $255,702, and $187,673, respectively.
The assets and liabilities of Henze are included in the Company's consolidated balance sheet as of March 31, 1996 and September 30, 1995 and are summarized as follows:

                        		March 31,	         September 30,
                          		1996                	1995
	Current Assets        	$	3,018,000           	4,621,000
	Property and
  Equipment, net	         1,620,000           	2,104,000
	Other Assets	               35,000              	32,000
	Current Liabilities	     2,207,000	           2,559,000

	                    			$	2,466,000           	4,198,000

On June 4, 1996, the Company completed the sale of Henze which resulted in proceeds to the Company of $1,350,000 and a pretax loss of approximately $900,000.

Effective October 1, 1993, the Company acquired 100% of the outstanding stock of Cannon Sline for approximately $4,483,000 in cash and a note of $2,376,000. Cannon Sline supplies surface preparation and specialty coatings services to power generation, pulp and paper, marine and other industries. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. There was no excess of cost over net assets of business acquired.

The following is a summary of assets acquired and liabilities assumed in the Cannon Sline acquisition:

	Assets acquired, net of cash         	$	14,161,000
	Liabilities assumed	                    (5,846,000)

	  	Net assets acquired               	$		8,315,000

(11)	 Commitments and Contingencies

(a)	Insurance Coverage

The Company has contracts to provide radiation protection personnel, instrument, electrical and mechanical maintenance personnel, and professional personnel at several nuclear powered electric generating facilities. The Company maintains $11,000,000 general liability insurance coverage.

Federal legislation affecting the nuclear power industry includes a liability protection system for certain damages caused by nuclear incidents. However, certain types of risks (for example, on-site property damage) are not covered by this system and are not otherwise insurable by the Company. Few of the Company's contracts with its clients contain waivers of liability or an overall limitation of liability; thus, to the extent that it is neither insured nor protected by an enforceable waiver or an enforceable limitation of liability, the Company could be materially adversely affected by a nuclear incident.
To the extent possible, the Company requests being listed as a named insured on its clients' insurance policies in an effort to reduce risk.

(b)	Legal Matters

The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

In November 1994, the Company filed suit against Westinghouse Electric Corporation alleging the breach of various terms of a certain Asset Purchase Agreement and the related Supply Agreement. The lawsuit was settled in June 1996.

(c) Rental Agreements

	The Company leases office space and various equipment under operating leases which provide for minimum rentals as follows:

	March 31,
	1997                           		$ 231,171
	1998                              	157,260
	1999                              	103,520
	2000                                	4,084
	2001 and thereafter                  		-

	   	Total minimum lease payments	$	496,035

Rental expense under all agreements for the six months ended March 31, 1996 and the years ended September 30, 1995 and 1994 was approximately $465,000, $1,019,000, and $890,000, respectively.

The Company leases land and buildings under operating leases from an individual who was a member of the Company's board of directors during fiscal year 1994. Rent expense included above under these leases for 1994 was approximately
$57,000.

(12)	 Comparable Consolidated Statements of
      Operations Data (Unaudited)

Consolidated statements of operations data for the six-month periods ended March 31, 1995 and 1994 is as follows:

                            				1995            	1994
	Revenues from services    	$	37,117,738     	42,598,661
	Gross margin	                 5,854,480	      5,839,688
	Income tax benefit	            (976,780)      	(292,000)
	Earnings (loss) from
  continuing
		operations                 	(1,465,170)        	53,965
	Earnings (loss) from
		discontinued
  operations                 	(1,319,023)       	235,335
	Net earnings (loss)	         (2,784,193)	      	289,300

	Earnings (loss)
  per share                    	$(1.28)            	.13

(13)	Quarterly Financial Data (Unaudited)

The Company's quarterly financial data for the six months ended March 31, 1996 and the year ended
September 30, 1995 is as follows:

                		Fourth	       Third	       Second	      First
                  quarter      quarter	      quarter	     quarter
		1996
  Revenues
  from
  services       $	  -           	-	        11,874,845  	21,056,009
		Gross margin	      -           	-         	1,821,794   	3,164,720
		Earnings
   (loss) from
		 continuing
   operations
			before income
   taxes	             -          	-          	(934,700)    	523,908
		Net earnings
   (loss)            	-          	-	        (1,678,985)    	171,164
		Earnings
   (loss) per
   share	             -	          -	            (.77)        	.08

	 1995:
		 Revenues from
    services      $	23,154,693  22,843,473	 8,541,023  18,576,715
		Gross margin       3,603,611   3,442,589  3,070,006   2,784,474
		Earnings (loss)
   from continuing
   operations
			before income
   taxes               929,032     497,697 (2,208,664)   (233,286)
		Net earnings
   (loss)             (166,671)    101,888 (2,444,566)   (339,627)
		Earnings (loss)
   per share       	$   (.08)        .05	     (1.12)       (.16)

The first and second quarter of 1996 include approximately
$67,000 and $1,080,000, respectively, of reorganization costs related to Chapter 11.

The second quarter of 1995 includes pre-tax adjustments of approximately $400,000 for uncollectible receivables, $500,000 to write down inventory to its estimated net realizable value and $2,546,000 of provisions for business restructuring activities. The fourth quarter of 1995 includes an accrual of $750,000 for a Federal income tax assessment relating to prior years and $185,000 of reorganization costs related to Chapter 11.

(14)	Subsequent Events

On July 1, 1996, the Company executed a $14.9 million credit facility with a new lender, completing the final requirements to exit its bankruptcy reorganization.

ITEM 9	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURES

	None

PART III


ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is presented under captions "Election of Directors," "Executive Officers," and "Compliance with Section 16(a)" in the Company's
Proxy Statement for the Annual Meeting of Shareholders to be held August 13, 1996 and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required by Item 11 presented under the caption "Committees and Meetings, and under several captions commencing with "Executive Compensation" and continuing through and including "Performance Graph," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held August 13, 1996 and is incorporated herein by reference.


ITEM 12	SECURITY OWNERSHIP OF CERTAIN
        BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is presented under the caption "Security Ownership of Certain Beneficial
Owners and Management," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held August
13, 1996 and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is presented under captions, "Compensation Committee Interlocks and Insider
Participation," and "Certain Transactions," in the Company's
Proxy Statement for the Annual Meeting of Shareholders to be held August 13, 1996 and is incorporated herein by reference.

PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
        AND REPORTS ON 	FORM 8-K

	A.	Reports on Form 8-K and other forms

		Form 8-K filed September 20, 1995 relating to the Bankruptcy.

		Form 8-K filed May 9, 1996 related to Confirmation of Plan of Reorganization Change of Fiscal Year.

		Form 8-B filed May 25, 1996 related to Registration of Securities of Certain Successor Issuers

		Form 10-C filed June 3, 1996 related to Name Change

	B.	Exhibits

		Exhibit Number 	Description of Document

		2.1	Plan and Agreement of Merger by and among Nuclear
      Support Services, Inc., NSS of Delaware, Inc. and
      Canisco Resources, Inc. (filed as exhibit 2.1 to the
      Company's form 8-B filed May 24, 1996 and incorporated herein by reference).

		2.2	Agreement for purchase of stock of Oliver B.
      Cannon & Son, Inc. and Sline Industrial Painters,
      Inc. (filed as Exhibit 2.1 to the Company's form 8-K dated November 19, 1993 and incorporated herein by reference).

		3.1	Articles of Incorporation of the Company, as amended
      (filed as Exhibit 3.1 to Form 8-B filed May 24, 1996 and incorporated herein by reference).

		3.2	By-laws of the Company (filed as Exhibit 3.2 to Form 8-B
      filed May 24, 1996 and incorporated herein by reference).

		4.1	Specimen Certificate Representing Common Stock of
      Canisco Resources, Inc.

	10.1	1990 Stock Option Plan (filed as Exhibit 28.2 to
      Registration Statement on Form S-8 (No. 33-33180) and incorporated herein by reference)

INDEX TO EXHIBITS
Exhibit No. Description
Sequential Pg#
  4.1  Specimen Certificate Representing
       Common Stock of Canisco Resources, Inc.

		22	Subsidiaries of the Registrant.

		23	Accountants' Consent

		27	Financial Data Schedule

		99.1	Index to Financial Statement Schedule.

		99.2	Independent Auditors' Report - Schedule.

		99.3	Schedule II - Valuation and Qualifying Accounts.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  July 12, 1996		CANISCO RESOURCES, INC.

			/s/ Ralph A. Trallo
			Ralph A. Trallo
			President and
			Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	          CAPACITY	              DATE
 /s/ Joe C. Quick	   Chairman of the Board	 July 12, 1996
 Joe C. Quick
 Director


 /s/Robert A. Hess	  Director              	July 12, 1996
 Robert A. Hess

	/s/Dale L. Ferguson	Director              	July 12, 1996
 Dale L. Ferguson


	                    Director	              July 12, 1996
 /s/Wm. Lawrence
 Petcovic
 Wm. Lawrence
 Petcovic

 Heath L. Allen	     Director              	July 12, 1996



 Thomas P. McShane	  Director	              July 12, 1996



	                    Director	              July 12, 1996
/s/Donald E. Lyons


/s/Ralph A. Trallo  	President, CEO	        July 12, 1996
Ralph A. Trallo	     Director

/s/ Michael J.
Olson	               Chief Financial	       July 12, 1996
Michael J. Olson	    and Accounting Officer
