Form 10-Q
period 1996-06-30
CANISCO RESOURCES INC
filed 1996-08-12
CIK 317488

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                           FORM 10-Q

        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1996

                               OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ____________ to _____________

                 Commission file number 0-12293

                 CANISCO RESOURCES, INC.
     (Exact Name of Registrant as Specified in its Charter)

     Delaware                                54-0952207
(State  of  Incorporation)          (IRS Employer Identification No.)

     300 Delaware Ave. Suite 714, Wilmington, DE            19801
      (Address of Principal Executive Offices)           (Zip Code)

                         (302) 777-5050
      (Registrant's Telephone Number, Including Area Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   (X)  No   ( )


   Common Stock, par value $.0025 per share 2,169,190 shares
              outstanding as of June 30, 1996.




                 CANISCO RESOURCES, INC.
      (formerly Nuclear Support Services, Inc.)

                         PART I  ITEM 1

                      FINANCIAL STATEMENTS
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Unaudited Consolidated Balance Sheets as of
     June 30, 1996 and March 31, 1996

Unaudited Consolidated Statements of Operations for the Three Month Periods Ended June 30, 1996 and 1995

Unaudited Consolidated Statements of Cash Flows for the Three Month Periods Ended June 30, 1996 and 1995


                         PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


                        PART II   ITEM 6

Exhibits and Reports on Form 8-K

PART 1 ITEM 1         FINANCIAL STATEMENTS

                     CANISCO RESOURCES, INC.
           (formerly Nuclear Support Services, Inc.)
                   Consolidated Balance Sheets
                             Assets
                           (Unaudited)
                         June 30, 1996   March 31, 1996
Current assets

 Cash                               $200,397       $  550,432
 Accounts receivable, net
    Billed                        11,175,679       10,567,409
    Unbilled                         844,199        1,159,966
    Other                            537,667          378,436
       Total accounts receivable  12,557,545       12,105,811

 Inventory                           336,204        1,177,691
 Deferred income tax benefit       2,005,000        2,005,000
 Other prepaid expenses
  and current assets               1,494,464        1,540,655
 Costs and estimated
  earnings in excess
  of billings on
  uncompleted contracts            1,112,647        1,837,958
      Total current assets        17,706,257       19,217,547

Property and equipment:
  Land                               954,100          964,100
  Buildings and improvements       1,085,812        1,422,687
  Machinery and equipment          2,325,417        7,573,640
  Furniture and fixtures             362,750        1,213,809
  Vehicles                           428,558          707,995
                                   5,156,637       11,882,231

  Less accumulated depreciation    1,269,487        6,277,851

                                   3,887,150        5,604,380

Deferred income taxes              1,007,000        1,007,000
Other assets                         200,000          272,370

        Total assets             $22,800,407      $26,101,297

                     CANISCO RESOURCES, INC.
             (formerly Nuclear Support Services, Inc.)
                   Consolidated Balance Sheets
              Liabilities and Shareholders' Equity
                           (Unaudited)
                              June 30, 1996      March 31, 1996
Liabilities not subject
 to compromise:
   Current liabilities:
     Notes payable               $  830,049       $1,190,007
     Note payable to bank         3,867,932        3,683,354
     Current portion of
       long-term debt             1,320,000        2,062,524
     Accounts payable             2,061,247        1,857,874
     Other accrued expenses       5,204,367        5,589,079
     Billings in excess of
      costs and estimated
      earnings on
      uncompleted contracts       1,053,964          784,278
       Total current liabilities 14,337,559       15,167,116

Liabilities subject to
 compromise under
 reorganization proceedings       2,347,074        5,262,285
Long-term debt, less
 current portion                  3,849,543        3,524,000
     Total liabilities           20,534,176       23,953,401

Shareholders' equity:
 Common stock, $.0025 par
  value, authorized
  10,000,000 shares;
  issued 2,476,242 shares,
  outstanding 2,169,190 shares        6,190            6,190
 Additional paid-in-capital       3,472,506        3,472,506
 Retained earnings                3,417,672        3,299,337
 Treasury stock, at cost:        (4,630,137)      (4,630,137)

     Total shareholders' equity   2,266,231        2,147,896

  Total liabilities and
   shareholders' equity         $22,800,407      $26,101,297

                      CANISCO RESOURCES, INC.
             (formerly Nuclear Support Services, Inc).
              Consolidated Statements of Operations
                           (Unaudited)

                               Three Months Ended June 30,
                                         1996         1995
Revenues from services            $12,262,864  $22,843,473
Cost of services                   10,010,139   19,400,884
 Gross margin                       2,252,725    3,442,589

General and administrative
 expenses                           1,912,011    2,560,448
Income from continuing operations     340,714      882,141

Interest expense                     (234,046)    (433,726)
Other income, net                   1,105,619       49,282
  Total other income, net             871,573     (384,444)

Income before
 reorganization costs
 and income taxes                   1,212,287      497,697

Reorganization costs                 (993,107)           0

Income from
 continuing operations
 before income taxes                  219,180      497,697

Income tax expense                    (87,672)    (275,391)

Income from
 continuing operations                131,508      222,306

Loss from operations of
 discontinued subsidiary              (13,173)    (120,418)

Net earnings (loss)                   118,335      101,888

Earnings per share
  (Based upon 2,169,190
  and 2,169,190
  weighted average common
  and common equivalent
  shares, respectively)                  $.05        .05

                    CANISCO RESOURCES, INC.
           (formerly Nuclear Support Service, Inc.)
            Consolidated Statements of Cash Flows
                           (Unaudited)
                                Three Months Ended June 30,
                                         1996         1995
Cash flows from operating
 activities:
  Net earnings                       $118,335     $101,888
Adjustments to reconcile net
   earnings to net cash
   provided by operating
   activities:
  Depreciation and amortization       198,867      373,150
  Deferred income taxes                            118,800
Change in assets and liabilities
 net of effects from purchases
 and sales of subsidiaries:
  Increase (decrease) in
   accounts receivable               (451,734)     598,981
  Increase (decrease) in
   inventory                            8,593      (62,224)
  Increase (decrease)in
   costs and estimated
   earnings in excess of
   billings on
   uncompleted contracts              725,311     (313,256)
  Decrease in other assets             84,039      372,584
  Increase in
   accounts payable                   203,373    1,517,633
  Decrease in
   accrued expenses                  (611,675)    (558,546)
  Increase in
   billings in excess of costs
   and estimated earnings on
   uncompleted contracts                269,686      236,483

         Net cash provided by
         operating activities          (544,795)   2,385,493

Cash flows from
 investing activities:
Proceeds from sale of
 Henze subsidiary                     1,200,000
 Net purchase of property
 and equipment                                      (320,907)
     Net cash used by
     investing activities             1,200,000     (320,907)

Cash flows from
 financing activities:
  Net payments on notes
   payable                             (175,380)  (1,179,827)
 Principal payments on
 long-term debt                      (1,919,450)    (352,057)
      Net cash used by
       financing activities          (2,094,830)  (1,531,884)

      Net increase (decrease)
       in cash                         (350,035)     532,702

Cash at beginning of period             550,432      363,802
Cash at end of period                  $200,397      896,504

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

As a result of losses recognized during fiscal year 1995, the Company, as reported, was not in compliance with certain debt covenants under its lending arrangement. At the end of August 1995, the participating lender and, in turn, the agent lender, under the Company's financing agreement refused to continue funding the Company's working capital line. This resulted in a cessation of cash flow necessary to fund operations. In the first week of September 1995, the Company and its subsidiaries filed voluntary bankruptcy petitions under Chapter 11 reorganization in the U.S. Bankruptcy Court for the Middle District of Pennsylvania in Harrisburg which were jointly administered at Case Number 1-95-1767. This action became necessary for the Company to gain access to its own cash for continued operations. Subsequently, the Company obtained a $3,500,000 debtor-in-possession revolving line of credit and continued operations as debtor-in-possession.

The Company's debtor-in-possession revolving credit agreement was paid in full and expired on February 28, 1996, and on March 1, 1996, the Company entered into a cash collateral stipulation that allowed the use of the Company's own cash for continued operations.

At June 30, 1996, the Company had paid down its balance on its revolving credit line of $18,000,000 to approximately
$3,868,000 and had an outstanding principal balance of $3,667,074 on its long term secured term loan obligation.
The Company was in compliance with the covenants of its cash collateral order.

At June 30, 1996, the Company had working capital of approximately $3,400,000 compared to working capital of $4,050,000 for fiscal year 1996. The decrease in working capital was due primarily to the increase in accruals for reorganization expenses offset somewhat by the increase in accounts receivable.

The use of cash collateral continued until July 1, 1996, when the Company's financing with a new lender, BNY Financial Corporation became effective. This refinancing consists of a five year commitment for an $11,000,000 revolving credit line and $3,900,000 in long term debt.

The Company anticipates that current working capital and available bank credit will be sufficient to meet cash needs for the coming year.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

During 1995, the Company determined that the valve repair business as then currently conducted by its Henze subsidiary, did not fit the Company's future strategy. Steps were taken to divest of this activity and it is identified in the financial statements as a discontinued operation. As a result, the line items on the Company's Consolidated Statement of Operations for the three months ended June 30, 1996 and 1995, from "Revenues from services" through "Income (loss) from continuing operations" (inclusive) are presented absent the effects of Henze's operations (which are identified as discontinued operations and presented as a separate line item on a net basis). Results from continuing and discontinued operations are then combined to produce net earnings. Results of operations for the three months
ended  June 30, 1995 are restated accordingly.   Management's
discussion and analysis focuses on the results and comparison of continuing operations.

Revenues for the period were Twelve Million Two Hundred Sixty Five ($12,265,000) compared to Twenty Two Million Eight Hundred Forty Three Thousand ($22,843,000) in the same prior year. The decrease in revenues is primarily attributable to the sale
of the staff augmentation business of the NSS Numanco subsidiary. The power generation market accounted for thirty-five percent (35%) of total revenues compared to fifty-two percent (52%) of total  revenues for the same period last year.
The petro-chemical business accounted for twenty-seven percent
(27%) of 1997 first quarter revenues, compared to seventeen
percent (17%) in the same period for the quarter ended June 30,
1995.   The pulp and paper market accounted for twenty-three percent
(23%) of first quarter 1997 revenues compared to seventeen percent (17%) for 1996 on the strength of several large turn-key
projects.   The  revenue  contribution of  all  other  businesses
collectively was fifteen percent (15%) compared to fourteen percent (14%) for the same period last year. The balancing of the Company's market mix is primarily driven by its restructuring plan.

The gross  margin  for  the   period   decreased $1,190,000 to
$2,253,000 from the same period last year attributable to the sale of Numanco. As a percent of revenue, the gross margin for the current period increased to eighteen percent (18%) compared to fifteen percent (15%) during the period ended June 30, 1995.
The improvement is driven by the more profitable business services of the restructured Company. The power market margin contribution was forty-three percent (43%) versus sixty percent (60%) for the same period last year which reflects the sale of the staff augmentation operations of NSS Numanco which primarily relied on the nuclear power market. The margin contribution for the petro-chemical business dropped to thirteen percent (13%) from nineteen percent (19%) a year ago. This decline was attributable to competitive factors in the marketplace. The pulp and paper industry accounted for thirty-one percent (31%) of gross margin, up from fifteen percent (15%) during the same period last year. This improvement was attributable to several large contract services projects completed in the period. All other markets contributed thirteen percent (13%) of gross margin compared to six percent (6%) in the comparable period.

General  and  administrative expenses for the  quarter  decreased
Six Hundred Forty-Eight Thousand ($648,000) to One Million Nine Hundred Twelve Thousand ($1,912,000) compared to the same period last year. This decrease is mainly attributable to the divestiture of the NSS Numanco operations. As a percentage of revenue G&A expenses increased to sixteen percent (16%) from eleven percent (11%) which was expected under the restructuring plan.

Income from continuing operations was Three Hundred Forty-One Thousand ($341,000) compared to Eight Hundred Eighty-Two Thousand ($882,000) for the same period last year. The decrease is attributable to the divestiture of the NSS Numanco staff augmentation business offset somewhat by higher margins.

Interest expense declined approximately forty-six percent (46%) to Two Hundred Thirty-Four Thousand ($234,000) from the same period a year ago. This decrease was due to debt reduction. Other income and expenses net to One Million One Hundred Six Thousand ($1,106,000) from Forty-Nine Thousand a year ago. This income is primarily attributable to the settlement of the Westinghouse litigation and the gain on discounting the liabilities subject to compromise. Reorganization expenses accrued in the period amounted to Nine Hundred Ninety-Three Thousand ($993,000). No reorganization expenses were accrued during the same period a year ago. These expenses were primarily professional fees incurred in the bankruptcy.

Income taxes of Eighty-Eight Thousand ($88,000) were accrued for the period compared to Two Hundred Seventy-Five Thousand
($275,000) for the same period in fiscal year 1996.

The  net  income from continuing operations for the first quarter
of   fiscal  year  1997  was approximately One  Hundred Thirty-One
Thousand ($131,000) or $.06/share compared to $.10/share for the  same
period  last year.   Losses attributable to discontinued operations
were Thirteen  Thousand ($13,000) for  the  first  fiscal
quarter  of  the  current year compared to One Hundred Twenty
Thousand ($120,000)  for  the same period a year ago.   Combining
continuing and discontinued operations, the Company posted an aggregate net income of One Hundred Eighteen Thousand $118,000 or $.05/share which was equivalent to the per share earnings for the same period in the prior year.

CURRENT TRENDS

On July 1, 1996 the Company's Plan of Reorganization became Effective. The corporate consolidations and divestitures anticipated by the Plan have been accomplished and the Company expects to move into a smaller office facility in September.

Operationally, management believes the after-effects of the bankruptcy have impacted the growth rate of the Company's continuing operations for the near term. However, our core business is strong and continues to perform.

PART II   ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27     Financial Data Schedule for the Three Month Period
               Ended June 30, 1996.



                         SIGNATURES

Date:  August 12, 1996                CANISCO RESOURCES, INC.

                                      /s/  Ralph A. Trallo
                                      President and CEO

                                      /s/  Michael J. Olson
                                      Chief Financial Officer