Form 10-Q
period 1996-09-30
CANISCO RESOURCES INC
filed 1996-10-31
CIK 317488

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                           FORM 10-Q

        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1996

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


   Common Stock, par value $.0025 per share 2,169,190 shares
              outstanding as of September 30, 1996.




                 CANISCO RESOURCES, INC.
      (formerly Nuclear Support Services, Inc.)


                         PART I  ITEM 1

                      FINANCIAL STATEMENTS
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Unaudited Consolidated Balance Sheets as of
     September 30, 1996 and March 31, 1996

Unaudited Consolidated Statements of Operations for the Six Month Periods Ended September 30, 1996 and 1995

Unaudited Consolidated Statements of Operations for the Three Month Periods Ended September 30, 1996 and 1995

Unaudited Consolidated Statements of Cash Flows for the Six Month Periods Ended September 30, 1996 and 1995


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


                        PART II   ITEM 6

Exhibits and Reports on Form 8-K


PART 1 ITEM 1         FINANCIAL STATEMENTS

                     CANISCO RESOURCES, INC.
           (formerly Nuclear Support Services, Inc.)
                   Consolidated Balance Sheets
                             Assets
                           (Unaudited)

                         September 30, 1996   March 31, 1996
Current assets

 Cash                            $   379,441       $  550,432
 Accounts receivable, net
    Billed                        12,461,132       10,567,409
    Unbilled                         920,203        1,159,966
    Other                            875,210          378,436
       Total accounts receivable  14,256,545       12,105,811

 Inventory                           304,488        1,177,691
 Deferred income tax benefit       1,238,843        2,005,000
 Other prepaid expenses
  and current assets               1,099,556        1,540,655
 Costs and estimated
  earnings in excess
  of billings on
  uncompleted contracts            1,176,476        1,837,958
      Total current assets        18,455,349       19,217,547

Property and equipment:
  Land                               954,100          964,100
  Buildings and improvements       1,085,812        1,422,687
  Machinery and equipment          2,335,074        7,573,640
  Furniture and fixtures             367,233        1,213,809
  Vehicles                           433,058          707,995
                                   5,175,277       11,882,231

  Less accumulated depreciation    1,373,787        6,277,851

                                   3,801,490        5,604,380

Deferred income taxes              1,007,000        1,007,000
Other assets                         563,864          272,370

        Total assets             $23,827,703      $26,101,297

                     CANISCO RESOURCES, INC.
             (formerly Nuclear Support Services, Inc.)
                   Consolidated Balance Sheets
              Liabilities and Shareholders' Equity
                           (Unaudited)
                              September 30, 1996      March 31, 1996
Liabilities not subject
 to compromise:
   Current liabilities:
     Notes payable               $        0       $1,190,007
     Note payable to bank                 0        3,683,354
     Current portion of
       long-term debt               780,000        2,062,524
     Accounts payable             2,832,703        1,857,874
     Other accrued expenses       4,430,550        5,589,079
     Billings in excess of
      costs and estimated
      earnings on
      uncompleted contracts       1,138,677          784,278
       Total current liabilities  9,181,930       15,167,116

Liabilities subject to
 compromise under
 reorganization proceedings       2,876,543        5,262,285
Long-term debt, less
 current portion                  2,925,000        3,524,000
Note payable to Bank
 under revolving credit line      6,174,164                0
     Total liabilities           21,157,637       23,953,401

Shareholders' equity:
 Common stock, $.0025 par
  value, authorized
  10,000,000 shares;
  issued 2,476,242 shares,
  outstanding 2,169,190 shares        6,190            6,190
 Additional paid-in-capital       3,472,506        3,472,506
 Retained earnings                3,821,507        3,299,337
 Treasury stock, at cost:        (4,630,137)      (4,630,137)

     Total shareholders' equity   2,670,066        2,147,896

  Total liabilities and
   shareholders' equity         $23,827,703      $26,101,297

                      CANISCO RESOURCES, INC.
             (formerly Nuclear Support Services, Inc).
              Consolidated Statements of Operations
                           (Unaudited)

                             Six Months Ended September 30,
                                         1996         1995
Revenues from services            $26,768,832  $45,998,166
Cost of services                   21,610,702   38,951,966
 Gross margin                       5,158,130    7,046,200

General and administrative
 expenses                           3,921,941    4,758,303
Income from continuing operations   1,236,189    2,287,897

Interest expense                     (417,966)    (795,900)
Other income, net                   1,115,836      119,751
  Total other income
   (expense) net                      697,870     (676,149)

Income before
 reorganization costs
 and income taxes                   1,934,059    1,611,748

Reorganization costs                 (993,107)    (185,019)


Income from
 continuing operations
 before income taxes                  940,952    1,426,729

Income tax expense                    376,381      748,831

Income from
 continuing operations                564,571      677,898

Loss from operations of
 discontinued subsidiary              (42,401)    (742,681)

Net earnings (loss)                   522,170      (64,783)

Earnings per share
  (Based upon 2,169,190
  and 2,169,190
  weighted average common
  and common equivalent
  shares, respectively)                  0.24        (0.03)

                      CANISCO RESOURCES, INC.
          (formerly Nuclear Support Services, Inc.)
          Consolidated Statements of Operations
                       (Unaudited)
                             Three Months Ended September 30,
                                    1996              1995
Revenues from services           $14,505,968       $23,154,693
Cost of services                  11,600,563        19,551,082
     Gross margin                  2,905,405         3,603,611

General and administrative
 expenses                          2,009,930         2,197,855
Income from continuing opertions     895,475         1,405,756

Interest expense                    (183,920)         (362,174)
Other income, net                     10,218            70,469
     Total other income
     (expense) net                  (173,702)         (291,705)

Income before reorganization
 costs and income taxes              721,773         1,114,051

Reorganization costs                       0          (185,019)

Income from continuing operations
  before income taxes                721,773           929,032

Income tax expense                   288,708           473,440

Income from continuing operations    433,065           455,592

Loss from operations of
 discontinued subsidiary             (29,228)         (622,263)

Net earnings (loss)                  403,837          (166,671)

Earnings per share
     (Based upon 2,169,190 and
      2,169,190 weighted average
      common and common equivalent
      shares, respectively)              0.19            (0.08)

                      CANISCO RESOURCES, INC.
           (formerly Nuclear Support Service, Inc.)
            Consolidated Statements of Cash Flows
                           (Unaudited)
                                Six Months Ended September 30,
                                         1996         1995
Cash flows from operating
 activities:
  Net earnings (loss)                $522,170     $(64,783)
Adjustments to reconcile net
   earnings (loss) to net
   cash (used in)
   provided by operating
   activities:
  Depreciation and amortization       303,167      675,960
  Deferred income taxes               766,157      659,129
Change in assets and liabilities
 net of effects from purchases
 and sales of subsidiaries:
  Increase in accounts receivable  (2,150,734)  (4,064,214)
  Decrease (increase) in inventory     40,309       (6,475)
  Decrease (increase) in
   costs and estimated
   earnings in excess of
   billings on
   uncompleted contracts              661,482   (1,270,800)
  Decrease in other assets            115,083      283,027
  Increase in
   accounts payable                   216,544    7,339,459
  Decrease in
   accrued expenses                (1,417,582)  (1,353,271)
  Increase (decrease) in
   billings in excess of costs
   and estimated earnings on
   uncompleted contracts              354,399      (77,499)

    Net cash (used in) provided by
    operating activities             (589,005)   2,120,533

Cash flows from
 investing activities:
Proceeds from sale of
 Henze subsidiary                   1,200,000            0
 Net purchase of property
 and equipment                        (18,640)    (766,196)
     Net cash provided by
     (used in)
     investing activities           1,181,360     (766,196)

Cash flows from
 financing activities:
Proceeds from notes payable           1,118,178      809,694
Proceeds from Long-term debt          3,900,000            0
Principal payments on
 long-term debt                    (5,781,524)    (678,566)
    Net cash (used in)
    provided by
    financing activities             (763,346)     131,128
      Net (decrease) increase
       in cash                       (170,991)   1,485,465

Cash at beginning of period           550,432      363,802
Cash at end of period                $379,441   $1,849,267

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

During the first quarter the Company operated utilizing its own cash from operations under an agreed order with its lenders. The Company was not required to make principal payments on its outstanding debt.

At July 1, 1996, the Company completed the refinancing of its short term and long term debt and entered into a multi-year agreement for an $11,000,000 revolving credit line and $3,900,000 in long term debt with a new lender, BNY Financial Corporation.

At September 30, 1996, the Company had borrowed approximately $6,300,000 on its revolving credit line of $11,000,000 and had an outstanding principal balance of $3,705,000 on its long term debt obligation.

At September 30, 1996, the Company had working capital of approximately $9,400,000 compared to working capital of $4,050,000 at March 31, 1996. The improvement in working capital was due primarily to the refinancing of the Company's short-term debt subsequent to the fiscal year ended March 31, 1996.

The Company anticipates that current working capital and available bank credit will be sufficient to meet cash needs for the coming year.

The Company is in compliance with debt covenants under the new agreement.

RESULTS OF OPERATIONS

During Fiscal Year 1995, the Company determined that the valve repair business as then currently conducted by its Henze subsidiary, did not fit the Company's future strategy.  Steps were taken  to divest  of  this activity and it is identified in  the  financial statements  as a discontinued operation.  As a result,  the  line items  on the Company's Consolidated Statement of Operations  for
the three months ended September 30, 1996 and 1995, from "Revenues from services" through "Income from continuing operations"
(inclusive)   are  presented  absent  the  effects   of   Henze's
operations  (which are identified as discontinued operations  and presented as a separate line item on a net basis).  Results  from continuing  and  discontinued operations  are  then  combined  to produce net earnings (loss).  Results of operations for the three months
ended September 30, 1995 are restated accordingly.   Management's
discussion and analysis focuses on the results and comparison of continuing operations.

THREE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 1995

Revenues for the period were Fourteen Million Five Hundred Six Thousand ($14,506,000) compared to Twenty Three Million One Hundred Fifty
Five Thousand ($23,155,000) in the prior year.  The
decrease in revenues is primarily attributable to the sale
of the staff augmentation business of the NSS Numanco subsidiary during 1996. The power generation market accounted for twenty-five percent
(25%) of total revenues compared to forty-two percent (42%) of total revenues for the same period last year.
The petro-chemical business accounted for twenty-two percent
(22%) of 1997 second quarter revenues, compared to twenty
percent (20%) in the same period for the quarter ended September 30,
1995.   The pulp and paper market accounted for twenty-three percent
(23%) of second quarter 1997 revenues compared to nineteen percent
(19%) for 1996. The revenue contribution of all other businesses collectively was thirty percent (30%) compared to nineteen percent (19%) for the same period last year. The balancing of the Company's market mix is primarily driven by its restructuring plan.

The gross margin for the period was Two Million Nine Hundred Five Thousand ($2,905,000) a reduction from the Three Million Six Hundred Four Thousand ($3,604,000) for the same period last year. The decrease is attributable to the sale of Numanco. As a percent of revenue, the gross margin for the current period increased to twenty percent (20%) compared to sixteen percent (16%) during the period ended September 30, 1995.
The improvement is driven by the more profitable business services of the restructured Company. The power market margin contribution was thirty-five percent (35%) versus thirty-seven percent (37%) for the same period last year. The margin contribution for the petro-chemical business dropped to fourteen percent (14%) from thirty percent
(30%) a year ago. This decline was attributable to competitive factors in the marketplace. The pulp and paper industry accounted for twenty-eight percent (28%) of gross margin, up from twenty-three percent (23%) during the same period last year. All other markets contributed twenty-three percent (23%) of gross margin compared to ten percent (10%) in the comparable period a year ago.

General and administrative expenses for the quarter were Two Million
Ten Thousand ($2,010,000) compared to Two Million One Hundred Ninety-Eight Thousand ($2,198,000) the same period last year. This decrease is mainly attributable to the divestiture of the NSS Numanco operations. As a percentage of revenue General & Administrative expenses increased to fourteen percent (14%) from ten percent (10%) the prior year which was expected under the restructuring plan.

Income from continuing operations was Eight Hundred Ninety-Five Thousand ($895,000) compared to One Million Four Hundred Six Thousand ($1,406,000) for the same period last year. The decrease is attributable to the divestiture of the NSS Numanco staff augmentation business offset somewhat by higher margins of the remaining business.

Interest expense declined approximately One Hundred Seventy-Eight Thousand ($178,000) or forty-nine percent (49%) to One Hundred Eighty-Four Thousand ($184,000) from the same period a year ago. This decrease was due to debt reduction and decreased interest rates associated with the company's new credit facility. Other income and expenses net to Ten Thousand Dollars ($10,000) from Seventy Thousand ($70,000) a year ago. There were no Reorganization expenses accrued in the period.

Income taxes of Two Hundred Eighty-Nine Thousand ($289,000) were accrued for the period compared to Four Hundred Seventy-Three Thousand
($473,000) for the same period a year ago.

The net income from continuing operations was approximately Four Hundred Thirty-Three Thousand ($433,000) or $.19/share compared to Four Hundred Fifty Six Thousand ($456,000) or $.21/share for the same period last year. Losses attributable to discontinued operations were Twenty-Nine Thousand ($29,000) for the quarter compared to Six Hundred Twenty-Two Thousand ($622,000) for the same period a year ago. The decrease was due to the sale of the Henze subsidiary. Combining continuing and discontinued operations, the Company posted an aggregate net income of Four Hundred Four Thousand ($404,000) or $.19/share compared to a loss of One Hundred Sixty-Seven Thousand ($167,000) or $.08/share loss for same period in the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 1996
COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995

Revenues for the period were Twenty-Six Million Seven Hundred Sixty-Nine Thousand ($26,769,000) compared to Forty-Five Million Nine Hundred Ninety-Eight Thousand ($45,998,000) for the prior year. The decrease in revenues is primarily attributable to the sale of the staff augmentation business of the NSS Numanco subsidiary and slowing of the growth of continuing operations due to the bankruptcy filing. The power generation market accounted for thirty percent (30%) of total revenues compared to forty-nine percent (49%) of total revenues for the same period last year. The petro-chemical business accounted for twenty-four percent (24%) of revenues compared to seventeen percent (17%) in the same period for the quarter ended September 1995. The pulp and paper market accounted for twenty-three percent (23%) of revenues compared to seventeen percent (17%) for the same period last year on the strength of several large turn-key projects. The revenue contribution of all other businesses collectively was twenty-three percent (23%) compared to seventeen (17%) for the same period last year.
The balancing of the Company's market mix is primarily driven by its restructuring plan.

The gross margin for the period decreased One Million Eight Hundred Eighty-Eight Thousand ($1,888,000) to Five Million One Hundred Eighty-Eight Thousand ($5,188,000) when compared to the same period a year ago. This decrease is attributable to lower revenues offset somewhat by higher margins.
As a percent of revenue, the gross margin for the current period increased to nineteen percent (19%) compared to fifteen percent (15%) during the six months ended September 30, 1995. The improvement is driven by the more profitable business services of the restructured Company. The power market margin contribution was thirty-eight (38%) versus forty-eight percent (48%) for same period last year during which the divested operations of NSS Numanco contributed significantly. The margin contribuion of the petro-chemical business dropped to fourteen percent (14%) from twenty-five (25%) a year ago. This decline was attributable to competitive factors in the marketplace. The pulp and paper industry accounted for twenty-nine percent (29%) of gross margin, up from nineteen-percent (19%) during the same period last year. This improvement was attributable to several large contract services projects completed in the first quarter. All other markets contributed nineteen percent (19%) of gross margin compared to eight percent (8%) in the comparable period.

General and administrative expenses for the first six months decreased Eight Hundred Thirty-Six Thousand ($836,000) to Three Million Nine Hundred Twenty-Two Thousand ($3,922,000) compared to the same period last year. This decrease is mainly attributable to the divestiture of the NSS Numanco operations. As a percentage of revenue General & Administrative expenses increased to fifteen percent (15%) from ten percent (10%) which was expected under the restructuring plan.

Income from continuing operations was One Million Two Hundred Thirty-Six Thousand ($1,236,000) compared to Two Million Two Hundred Eighty-Eight Thousand ($2,288,000) for the same period last year.

Interest expense declined approximately Three Hundred Seventy-Eight
Thousand ($378,000) or forty-seven percent (47%) to Four Hundred Eighteen Thousand ($418,000) compared to same period a year ago. This decrease was due to debt reduction and lower interest rates associated with the new credit facility. Other income and expenses net to One Million One Hundred
Sixteen Thouand ($1,116,000) from One Hundred Twenty Thousand ($120,000) a year ago. This income is primarily attributable to the settlement of the Westinghouse litigation and a gain on discounting the liabilities subject to compromise. Reorganization expenses accrued in the period amounted to Nine Hundred Ninety-Three Thousand ($993,000) compared to One Hundred Eighty-Five Thousand ($185,000) a year ago. These expenses were primarily professional fees incurred in the bankruptcy.

Income taxes of Three Hundred Seventy-Six Thousand ($376,000) were accrued for the period compared to Seven Hundred Forty-Nine Thousand ($749,000) for the same period a year ago.

The net income from continuing operations for the first six months of fiscal year 1997 was approximately Five Hundred Sixty-Five Thousand ($565,000) or $.26/share compared to $.31/share or Six Hundred Seventy-Eight Thousand ($678,000) for the same period last year. Losses attributable to discontinued operations were Forty-Two Thousand ($42,000) for the first six month period of the current year compared to Seven Hundred Forty-Three Thousand ($743,000) for the same period a year ago. The decrease was due to the sale of the Henze subsidiary. Combining continuing and discontinued operations, the Company posted an aggregate net income of Five Hundred Twenty-Two Thousand ($522,000) or $.24/share compared to a loss of Sixty-Five Thousand ($65,000) or ($.03)/share in the same period a year ago.

CURRENT TRENDS

On July 1, 1996 the Company's Plan of Reorganization became Effective. The corporate consolidations and divestitures anticipated by the Plan have been accomplished and the Company has moved into a smaller corporate office facility.

Operationally, management believes the after-effects of the bankruptcy have negatively impacted the growth rate of the Company's continuing operations for the near term. However, our core business is strong and continues to perform.

Earnings for the last half of the year are expected to be lower due to the seasonality of the business.

PART II   ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27     Financial Data Schedule for the Six Month Period
               Ended September 30, 1996.



                         SIGNATURES

Date:  November 1, 1996

       CANISCO RESOURCES, INC.

                                      /s/  Ralph A. Trallo
                                      President and CEO

                                      /s/  Michael J. Olson
                                      Chief Financial Officer