Form 10-Q
period 1996-12-31
CANISCO RESOURCES INC
filed 1997-01-29
CIK 317488

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                           FORM 10-Q

        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1996

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


   Common Stock, par value $.0025 per share 2,170,540 shares
              outstanding as of December 31, 1996.




                 CANISCO RESOURCES, INC.
      (formerly Nuclear Support Services, Inc.)


                         PART I  ITEM 1

                      FINANCIAL STATEMENTS
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Unaudited Consolidated Balance Sheets as of
     December 31, 1996 and March 31, 1996

Unaudited Consolidated Statements of Operations for the Three Month Periods Ended December 31, 1996 and 1995

Unaudited Consolidated Statement of Operations for the Nine Month Periods Ended December 31, 1996 and 1995

Unaudited Consolidated Statements of Cash Flows for the Nine Month Periods Ended December 31, 1996 and 1995

                         PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


                        PART II   ITEM 6

Exhibits and Reports on Form 8-K

PART 1 ITEM 1         FINANCIAL STATEMENTS

                     CANISCO RESOURCES, INC.
           (formerly Nuclear Support Services, Inc.)
                   Consolidated Balance Sheets
                             Assets
                           (Unaudited)
                         December 31, 1996   March 31, 1996
Current assets

 Cash                            $   677,260       $  550,432
 Accounts receivable, net
    Billed                        10,408,816       10,567,409
    Unbilled                         948,534        1,159,966
    Other                            227,501          378,436
       Total accounts receivable  11,584,851       12,105,811

 Inventory                           419,880        1,177,691
 Deferred income tax benefit       1,238,843        2,005,000
 Other prepaid expenses
  and current assets                 982,825        1,540,655
 Costs and estimated
  earnings in excess
  of billings on
  uncompleted contracts              723,589        1,837,958
      Total current assets        15,627,248       19,217,547

Property and equipment:
  Land                               954,100          964,100
  Buildings and improvements       1,085,812        1,422,687
  Machinery and equipment          2,347,479        7,573,640
  Furniture and fixtures             461,370        1,213,809
  Vehicles                           374,801          707,995
                                   5,223,562       11,882,231

  Less accumulated depreciation    1,497,367        6,277,851

                                   3,726,195        5,604,380

Deferred income taxes              1,007,000        1,007,000
Other assets                         540,963          272,370

        Total assets             $20,901,406      $26,101,297

                     CANISCO RESOURCES, INC.
             (formerly Nuclear Support Services, Inc.)
                   Consolidated Balance Sheets
              Liabilities and Shareholders' Equity
                           (Unaudited)
                              December 31, 1996      March 31, 1996
   Current liabilities:
     Notes payable               $        0       $1,190,007
     Note payable to bank                 0        3,683,354
     Current portion of
       long-term debt               780,000        2,062,524
     Accounts payable             2,344,788        1,857,874
     Other accrued expenses       2,458,205        5,589,079
     Billings in excess of
      costs and estimated
      earnings on
      uncompleted contracts       1,163,336          784,278
       Total current liabilities  6,746,329       15,167,116

Other liabilities                 2,528,618        5,262,285
Long-term debt, less
 current portion                  2,730,000        3,524,000
Note payable to Bank
 under revolving credit line      6,098,766                0
     Total liabilities           18,103,713       23,953,401

Shareholders' equity:
 Common stock, $.0025 par
  value, authorized
  10,000,000 shares;
  issued 2,477,592 shares,
  outstanding 2,170,540 shares;
  and issued 2,476,242 shares,
  outstanding 2,169,190 shares,
  respectively                        6,193            6,190
 Additional paid-in-capital       3,478,578        3,472,506
 Retained earnings                3,943,059        3,299,337
 Treasury stock, at cost:        (4,630,137)      (4,630,137)

     Total shareholders' equity   2,797,693        2,147,896

  Total liabilities and
   shareholders' equity         $20,901,406      $26,101,297

                     CANISCO RESOURCES, INC.
            (formerly Nuclear Support Services, Inc.)
              Consolidated Statements of Operations
                          (Unaudited)
                                   Three Months Ended December, 31
                                          1996                1995
Revenues from services             $13,249,980         $21,056,009
Cost of services                    10,680,547          17,891,289
     Gross margin                    2,569,433           3,164,720

General and administrative
     expenses                        1,951,001           2,201,624
Income from continuing operations      618,432             963,096

Interest Expense                      (372,952)           (409,593)
Other income (expense), net            (31,990)             37,675
     Total other income
     (expense), net                   (404,942)           (371,918)

Income before reorganization
 costs and income taxes                213,490             591,178

Reorganization costs                         0             (67,270)

Income from continuing operations
 before income taxes                   213,490             523,908

Income tax expense                      85,396             209,563

Income from continuing operations      128,094             314,345

Loss from operations of
 discontinued subsidiary                (6,543)           (143,181)

Net earnings                           121,551             171,164

Earnings per share
     (Based upon 2,170,540 and
     2,169,190 weighted average
     common and common equivalent
     shares, respectively                 0.06               0.08

                      CANISCO RESOURCES, INC.
             (formerly Nuclear Support Services, Inc.)
              Consolidated Statements of Operations
                           (Unaudited)

                             Nine Months Ended December 31,
                                         1996         1995
Revenues from services            $40,018,812  $67,054,175
Cost of services                   32,291,249   56,843,255
 Gross margin                       7,727,563   10,210,920

General and administrative
 expenses                           5,872,942    6,959,927
Income from continuing operations   1,854,621    3,250,993

Interest expense                     (790,918)  (1,205,493)
Other income, net                   1,083,847      157,426
  Total other income (expense),net    292,929   (1,048,067)

Income before
 reorganization costs
 and income taxes                   2,147,550    2,202,926

Reorganization costs                 (993,107)    (252,289)


Income from
 continuing operations
 before income taxes                1,154,443    1,950,637

Income tax expense                    461,777      958,394

Income from
 continuing operations                692,666      992,243

Loss from operations of
 discontinued subsidiary              (48,944)    (885,862)

Net earnings                          643,722      106,381

Earnings per share
  (Based upon 2,170,540
  and 2,169,190
  weighted average common
  and common equivalent
  shares, respectively)                  0.30        0.05

                      CANISCO RESOURCES, INC.
           (formerly Nuclear Support Service, Inc.)
            Consolidated Statements of Cash Flows
                           (Unaudited)
                                Nine Months Ended December 31,
                                         1996         1995
Cash flows from operating
 activities:
  Net earnings                       $  643,722     $  106,381
Adjustments to reconcile net
   earnings to net cash
   provided by operating
   activities:
  Depreciation and amortization         426,747      1,005,319
  Deferred income taxes                 766,157        659,129
Change in assets and liabilities
 net of effects from purchases
 and sales of subsidiaries:
  Decrease (increase) in
   accounts receivable                  520,960     (1,392,189)
  Decrease (increase) in
   inventory                            (75,083)        24,065
  Decrease in costs and
   estimated earnings in
   excess of billings on
   uncompleted contracts              1,114,369        149,768
  Decrease in other assets              254,715        758,433
  (Decrease) Increase in
   accounts payable                  (3,436,760)     4,175,480
  (Decrease) in accrued expenses     (1,945,095)    (2,457,648)
  Increase in billings in
   excess of costs
   and estimated earnings on
   uncompleted contracts                379,058        587,151
      Net cash used (provided)
      by operating activities        (1,351,210)     3,615,889

Cash flows from
 investing activities:
Proceeds from sale of
 Henze subsidiary                     1,200,000             0
 Net purchase of property
 and equipment                          (66,925)     (767,904)
     Net cash provided by
     (used in) investing activities   1,133,075      (767,904)

Cash flows from financing activities:
 Proceeds from (payments on)
  notes payable                       2,415,412    (1,599,673)
 Proceeds from Long-term debt         3,900,000             0
 Principal payments on long-term
  debt                               (5,976,524)     (660,000)
 Proceeds from exercise of
  Stock Options                           6,075             0
      Net cash provided (used)
      by financing activities           344,963    (2,259,673)

      Net increase in cash              126,828       588,312
Cash at beginning of period             550,432       363,802
Cash at end of period                  $677,260      $952,114

PART 1, ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Statements in this Report on Form 10Q which express the "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Action of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.

FINANCIAL CONDITION AND LIQUIDITY

The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowing. These sources of liquidity are reduced by the payment of direct costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving line of credit and term debt.

At December 31, 1996, the Company had borrowed approximately
$6,100,000 on its revolving credit line of $11,000,000 and had an outstanding principal balance of $3,510,000 on its long term debt obligation.

At December 31, 1996, the Company has working capital of approximately $8,900,000 compared to working capital of $4,050,000 at March 31, 1996. The improvement in working capital was due primarily to the refinancing of the company's short term debt subsequent to the fiscal year ended March 31, 1996.

The Company anticipates that current working capital and available bank credit will be sufficient to meet cash needs for the coming year.

The Company is in compliance with debt covenants under its loan agreement.

RESULTS OF OPERATIONS

During Fiscal Year 1995, the Company determined that the valve repair business as then currently conducted by its Henze subsidiary, did not fit the Company's future strategy.  Steps were taken  to divest  of  this activity and it is identified in  the  financial statements as a discontinued operation. As a result, the line items on the Company's Consolidated Statement of Operations for
the nine months ended December 31, 1996 and 1995, from "Revenues from services" through "Income from continuing operations"
(inclusive)   are  presented  absent  the  effects   of   Henze's
operations (which are identified as discontinued operations and presented as a separate line item on a net basis). Results from continuing and discontinued operations are then combined to produce net earnings. Results of operations for the nine months
ended December 31, 1995 are restated accordingly.   Management's
discussion and analysis focuses on the results and comparison of continuing operations.

THREE MONTHS ENDED DECEMBER 31, 1996
COMPARED TO THE THREE MONTHS ENDING DECEMBER 31, 1995

Revenues for the period were Thirteen Million Two Hundred Fifty Thousand ($13,250,000) compared to Twenty One Million Fifty Six Thousand
($21,056,000) in the prior year. The decrease in revenues is primarily attributable to the sale of the staff augmentation business of the NSS Numanco subsidiary during 1996.

The power generation market accounted for twenty-eight percent
(28%) of total revenues compared to fifty-two percent (52%) of total revenues for the same period last year.
The petro-chemical business accounted for sixteen percent
(16%) of 1997 third quarter revenues, compared to seventeen percent (17%) for the quarter ended December 31, 1995.
The pulp and paper market accounted for thirty-two percent
(32%) of revenues compared to seventeen percent
(17%)in the comparable period a year ago. The increased revenue in the pulp and paper market sectors was primarily due to several large capital projects performed in the period which offset reductions experienced in the maintenance service business in this market sector due to customer budget restraints. The revenue contribution of all other businesses collectively was twenty-four percent (24%) compared to fourteen percent
(14%) for the same period last year. The balancing of the Company's market mix is primarily driven by its restructuring plan.

The gross margin for the period was Two Million Five Hundred Sixty Nine Thousand ($2,569,000) a reduction from the Three Million One Hundred
Sixty Five Thousand ($3,165,000) for the same period last year. The decrease is attributable to the sale of Numanco. As a percent of revenue, the gross margin for the current period increased to nineteen percent (19%) compared to fifteen percent (15%) during the period ended December 31, 1995. The improvement is driven by the more profitable business services of the restructured Company. The power market margin contribution was thirty-eight percent (38%) versus fifty percent (50%) for the same period last year. The margin contribution for the petro-chemical business dropped to eight percent (8%) from twenty-three percent (23%) a year ago. This decline was attributable to competitive factors in the marketplace.
The pulp and paper industry accounted for forty-four percent (44%) of gross margin, on the results of the capital projects performed up from twenty percent (20%) during the same period last year. All other markets contributed ten percent (10%) of gross margin compared to seven percent (7%) in the comparable period a year ago.

General and administrative expenses for the quarter were One Million
Nine Hundred Fifty One Thousand ($1,951,000) compared to Two Million
Two Hundred Two Thousand ($2,202,000) the same period last year.
This decrease is mainly attributable to the divestiture of the NSS Numanco operations. As a percentage of revenue General & Administrative expenses increased to fifteen percent (15%) from ten percent (10%) the prior year which was expected under the restructuring plan.

Income from continuing operations was Six Hundred Eighteen Thousand ($618,000) compared to Nine Hundred Sixty Three Thousand ($963,000) for the same period last year. The decrease is attributable to the divestiture of the NSS Numanco staff augmentation business offset somewhat by higher margins of the business.

Interest expense for the period was Three Hundred Seventy Three Thousand ($373,000) compared to Four Hundred Ten Thousand ($410,000) for the same period a year ago.

Other expenses, net of miscellaneous income, were Thirty Two Thousand ($32,000) compared to income of Thirty Eight Thousand ($38,000) net of other expenses for the same period a year ago.

Income taxes of Eighty Five Thousand ($85,000) were accrued in the period compared to Two Hundred Ten Thousand ($210,000) during the the same period in 1995.

The net income from continuing operations was approximately One Hundred Twenty-Eight Thousand ($128,000) or $.06 per share compared to Three Hundred Fourteen Thousand ($314,000) or $.14 per share for the same period last year. Losses attributable to discontinued operations were Seven Thousand
($7,000) for the quarter compared to One Hundred Forty Three Thousand ($143,000) for the same period a year ago. Combining continuing and discontinued operations, the Company posted an aggregate net income of One Hundred Twenty-One Thousand ($121,000) or $0.06 per share compared to
One Hundred Seventy-One Thousand ($171,000) or $0.08 per share for the same period in the prior year.

NINE MONTHS ENDED DECEMBER 31, 1996
COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995

Revenues for the period were Forty Million Nineteen Thousand ($40,019,000) compared to Sixty Seven Million Fifty Four Thousand ($67,054,000) for the prior year. The decrease in revenues is primarily attributable to the sale of the staff augmentation business of the NSS Numanco subsidiary and slowing of the growth of continuing operations due to the bankruptcy filing.

The power generation market accounted for twenty-nine percent (29%) of total revenues compared to fifty percent (50%) of total revenues for the same period last year. The petro-chemical business accounted for twenty-two percent (22%) of revenues compared to seventeen percent (17%) for the same period last year. The pulp and paper market accounted for twenty-six percent (26%) of revenues compared to seventeen percent (17%) for the same period last year on the strength of several large turn-key projects. The revenue contribution of all other businesses collectively was twenty-three percent (23%) compared to sixteen (16%) for the same period last year. The balancing of the Company's market mix is primarily driven by its restructuring plan.

The gross margin for the period decreased Two Million Four Hundred Eighty Three Thousand ($2,483,000) to Seven Million Seven Hundred Twenty Seven Thousand ($7,727,000) when compared to the same period a year ago.
This decrease is attributable to lower revenues offset somewhat by higher margins. As a percent of revenue, the gross margin for the nine months ended December 31, 1996 increased to nineteen percent (19%) compared to fifteen percent (15%) during the nine months ended December 31, 1995.
The improvement is driven by the more profitable business services of the restructured Company. The power market margin contribution was thirty-eight percent (38%) versus fifty percent (50%) for same period last year during which the divested operations of NSS Numanco contributed significantly. The margin contribuion of the petro-chemical business dropped to twelve percent (12%) from twenty-three (23%) a year ago.
This decline was attributable to competitive factors in the marketplace.
The pulp and paper industry accounted for thirty-four percent (34%) of gross margin, up from twenty percent (20%) during the same period last year. This improvement was attributable to several large capital projects completed during the period. All other markets contributed sixteen percent (16%) of gross margin compared to seven (7%) in the comparable period a year ago.

General and administrative expenses for the first nine months decreased
One Million, Eighty-Seven Thousand ($1,087,000) to Five Million Eight Hundred Seventy-Three Thousand ($5,873,000) compared to the same period last year. This decrease is mainly attributable to the divestiture of the NSS Numanco operations. As a percentage of revenue General & Administrative expenses increased to fifteen percent (15%) from ten percent (10%) which was expected under the restructuring plan.

Income from continuing operations was One Million Eight Hundred Fifty-Five Thousand ($1,855,000) compared to Three Million Two Hundred Fifty One Thousand ($3,251,000) for the same period last year.

Interest expense declined approximately Four Hundred Fourteen Thousand ($414,000) or thirty-four percent (34%) to Seven Hundred Ninety-One Thousand ($791,000) compared to the same period a year ago. This decrease was due to debt reduction and lower interest rates associated with the new credit facility. Other income and expenses net to One Million Eighty-Four Thousand ($1,084,000) from One Hundred Fifty-Seven Thousand ($157,000) a year ago. This income is primarily attributable to the settlement of the Westinghouse litigation and a gain on discounting the liabilities subject to compromise. Reorganization expenses accrued in the period amounted to Nine Hundred Ninety-Three Thousand ($993,000) compared to Two Hundred Fifty-Two Thousand ($252,000) a year ago. These expenses were primarily professional fees incurred in the bankruptcy.

Income taxes of Four Hundred Sixty-Two Thousand ($462,000) were accrued for the period compared to Nine Hundred Fifty-Eight Thousand ($958,000) for the same period a year ago.

The net income from continuing operations for the first nine months of fiscal year 1997 was approximately Six Hundred Ninety-Three Thousand ($693,000) or $.32 per share compared to $0.46 per share or Nine Hundred Ninety-Two Thousand ($992,000) for the same period last year. Losses attributable to discontinued operations were Forty-Nine Thousand ($49,000) for the first nine month period of the current year compared to Eight Hundred Eighty-Six Thousand ($886,000) for the same period a year ago. Combining continuing and discontiued operations, the Company posted an aggregate net income of Six Hundred Forty-Four Thousand ($644,000) or $.30 per share compared to a net income of One Hundred Six Thousand ($106,000) or $.05 per share in the same period a year ago.

CURRENT TRENDS

Statements in this Report on Form 10Q which express the "belief", "anticipation" or "expectation," as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Action of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.

Management believes the after effects of bankruptcy have negatively impacted the growth rate of the company's continuing operations in the near term. This combined with increased competition in the petro-chemical market will restrain revenue to the same level as last year for ongoing operations.

The seasonality of the business will have the most severe impact in the fourth fiscal quarter but for the fiscal year, management does not expect a significant erosion of profitability.

PART II   ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27     Financial Data Schedule for the Nine Month Period
               Ended December 31, 1996.



                         SIGNATURES

Date:  January 29, 1997

       CANISCO RESOURCES, INC.

                                      /s/  Ralph A. Trallo
                                      President and CEO

                                      /s/  Michael J. Olson
                                      Chief Financial Officer