Form 10-K
period 1997-03-31
CANISCO RESOURCES INC
filed 1997-06-30
CIK 317488

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 1997
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #0-12293

CANISCO RESOURCES, INC.
(Exact Name of Registrant as Specified in Charter)

DELAWARE                                      No. 54-0952207
(State of Incorporation)                     IRS Employer Identification

300 Delaware Avenue, Suite 714, Wilmington, Delaware  19801
(Address of Principal Executive Offices and Zip Code)

Registrant's Telephone Number, Including Area Code
(302) 777-5050

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

The aggregate market value held by non-affiliates of the registrant as of March 31,1997:
Common Stock, par value $.0025 per share   $4,848,215

The number of shares outstanding as of the close of business on March 31, 1997,was 2,170,540 shares of Common Stock, par value $.0025 per share.



CANISCO RESOURCES, INC. - 1997 Form 10-K Annual Report

Table of Contents
PART I
Item  1.	Business	 3

Item  2.	Properties	 8

Item  3.	Legal Proceedings	 8

Item  4.	Submission of Matters to a Vote of Security Holders	 9

PART II
Item  5.	Market for the Registrant's Common Equity and
	 	Related Stockholder Matters	 9

Item  6.	Selected Financial Data	10

Item  7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations                       11

Item  8.	Financial Statements and Supplementary Data	16

Item  9.	Changes In and Disagreements with Accountants on
		Accounting and Financial Disclosure	40

PART III
Item 10.	Directors and Executive Officers of the Registrant	40

Item 11.	Executive Compensation	40

Item 12.	Security Ownership of Certain Beneficial Owners
 	and Management	40

Item 13.	Certain Relationships and Related Transactions	40

PART IV
Item 14.	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	41

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement for the Annual Meeting of Shareholders on
August 12, 1997, are incorporated into Part III as set forth herein.


PART I

ITEM 1    BUSINESS

Canisco Resources, Inc. (stock symbol "CANR"), a Delaware corporation, was founded in 1996 as the successor by merger of Nuclear Support Services, Inc. (NSSI or the Company) and NSS of Delaware, Inc. Shareholder approval for the merger of NSSI and NSS of Delaware into Canisco
Resources, Inc. was granted at a special meeting of shareholders held March 29, 1996. This merger was also effected pursuant to the Company's Amended Joint Plan of Reorganization which was confirmed by the United States Bankruptcy Court for the Middle District of Pennsylvania, Harrisburg on April 24, 1996.

Nuclear Support Services, Inc. was organized in 1973 as a Virginia business corporation. The Company's principal business was providing staff augmentation service on an "as needed" basis to assist in the maintenance and operation of power generation facilities.

From 1987 through 1989, the Company acquired companies which provided valve services involving maintenance of valves and valve actuators and diagnostic testing of motor-operated valves to the power generation, petro-chemical, refining and pulp and paper industries.

In 1990, the Company sold to Westinghouse Electric Corporation the nuclear portion of the valve diagnostic, actuator and valve maintenance operations of its subsidiary, Henze-Movats, Inc., in exchange for cash and the Numanco and WISCO staff augmentation businesses of Westinghouse. The non-nuclear valve and actuator operations was retained and renamed Henze Services, Inc. (Henze).

In April 1992, the staff augmentation operations of the Company and that of Numanco were consolidated and renamed NSS Numanco, Inc. (NSS Numanco), headquartered in Hershey, Pennsylvania.

In June 1993, the Company created a new subsidiary, IceSolv, Inc.
(IceSolv) to provide dry ice blasting services for decontamination, cleaning and preparation of surfaces for the nuclear power, electrical and other general industries.

Effective October 1, 1993, NSSI acquired two companies, Oliver B. Cannon & Son, Inc. and Sline Industrial Painters, Inc., marketed together as
Cannon Sline. Cannon Sline provides surface preparation, specialty coatings and related services to the power generation, pulp and paper, and other general industries across the United States.

In March 1995, the Company commenced a restructuring plan which included increased emphasis on its more profitable lines of business and a
shift in focus from staff augmentation to	contract services.

In the first week of September 1995, the Company and its subsidiaries filed voluntary bankruptcy petitions under Chapter 11 Reorganization in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (the "Court") in Harrisburg which are jointly administered at Case Number 1-95-1767. This action became necessary to gain access to the Company's own cash for continued operations when its participant lender refused to continue funding its working capital line. The Company obtained debtor-in-possession financing with its agent lender and continued to operate as debtor-in-possession.

On January 31, 1996, the Company filed its Joint Plan of Reorganization. An Amended Joint Plan of Reorganization (the "Amended Plan") was filed
and confirmed by the Court on April 24,	1996.  On June 28, 1996 the
Company met all the requirements of the Amended Plan by executing the necessary banking documents for securing exit financing.
The Company exited from bankruptcy on July 1, 1996.

In February, 1996, the sale of the commercial nuclear power staff augmentation business of NSS Numanco was sold. Numanco's remaining business services were transferred to the Company's IceSolv, Inc. subsidiary.
IceSolv remains an operating subsidiary of the Company pursuant to the reorganization and restructuring plans.

In May 1996, Oliver B. Cannon & Son, Inc. and Sline Industrial Painters Inc. were merged pursuant to the Amended Plan. The surviving entity is Cannon Sline, Inc., a Pennsylvania corporation. Cannon Sline remains an operating subsidiary under the reorganization and restructuring plans.

In June 1996 substantially all the assets of Henze Services, Inc. were sold pursuant to the Amended Plan. This subsidiary was then self-liquidated in bankruptcy.

The current structure of Canisco Resources, Inc. reflects these changes.


MARKETS AND SERVICES FOR CANISCO RESOURCES

Canisco Resources, Inc. provides a range of maintenance services on an as-needed basis primarily to the power generation, petro-chemical and pulp and paper industries through the Company's operating subsidiaries. The Company's services consist of specialty cleaning, decontamination, janitorial services, technical support, surface preparation and painting and specialty coatings and linings application. The Company also provides turnkey identification system services along with miscellaneous metal, siding and roof replacements to its clients.

Power Generation Market

The power generation industry was the largest market for the Company's services in fiscal year 1997. Thirty-one percent (31%) of consolidated revenues was attributable to nuclear, fossil fuel, hydro-electric and other customers whose operations involve the production of electricity. This is a reduction from forty-seven percent (47%) in fiscal year 1996 and fifty-three percent (53%) in fiscal year 1995. This reduction of dependence on the power generation industry is intentional and part of the Company's strategy.

Petro-chemical Market

Twenty-one percent (21%) of the Company's revenues in fiscal year 1997 was generated from clients in the petro-chemical and refining industry which includes chemical, crude oil and natural gas processing compared to twenty-one percent (21%) in fiscal year 1996 and seventeen percent (17%) in fiscal year 1995.

Pulp and Paper Market

Pulp and paper facilities serviced by the Company include mills and production plants whose primary operations involve the production of paper, paperboard and pulp. Of the Company's consolidated revenues in fiscal year 1997, twenty-five percent (25%) was generated from customers in this industry compared to eighteen percent (18%) in fiscal year 1996 and fifteen percent (15%) in fiscal year 1995.

Other Markets Served

The Company provides services to government facilities and state and municipal infrastructure as well as automotive, metals and mining, textiles, marine and printing industries. No one of these industries is a significant part of the Company's business. Twenty-three percent (23%) of the Company's consolidated revenues during fiscal year
1997 were generated from services provided to this group of industries compared to fifteen percent (15%) in fiscal year 1996 and sixteen percent (16%) in fiscal year 1995.

The Company's business is impacted by seasonal sensitivity. Historically, demand for the Company's services is highest in the spring through fall and lowest during the winter months.
The Company's assets are not assigned to a particular market.


COMPETITION

The Company's subsidiaries compete with approximately one hundred (100) national and/or regional competitors. Price, quality and customer service are the governing factors.

CLIENTS

The Company's clients consist primarily of electric utilities, major oil companies, paper companies and other general industry. Because of the nature of the services offered by the Company and the size of the projects in which the Company is engaged, a small number of clients, at times, account for a significant percentage of the Company's revenues in a given fiscal year.

No client represented more than ten percent (10%) of revenues in fiscal years 1997 and 1996. For the fiscal year ended September 30, 1995,
Westinghouse Electric Corporation accounted for sixteen percent (16%) of consolidated revenues.

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

The Company's contracts with its clients provide for charges for services on a time and material, fixed-price and/or modified fixed-price basis.
The time and materials contracts generally permit the client to control the amount, type and timing of services to be performed by the Company, and most of the contracts permit the client to terminate the contract with appropriate notice. The Company's clients often modify the nature and timing of services to be performed. The fixed-price and modified fixed-price contracts are recognized on the percentage of completion method and are measured by the cost-to-cost method.
Revenues from time and material contracts are recognized as work progresses. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined.

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

INSURANCE

In addition to insurance required by statute, the Company maintains insurance coverage for general liability. Based on scope of their operations, subsidiaries maintain environmental and pollution liability insurance as may be applicable.

PERSONNEL

The seasonality of the business causes the employment of the Company to vary widely throughout the year. During the fiscal year ended March 31, 1997, the number of personnel employed at one time by the Company fluctuated between approximately 450 and 850.

Managerial and clerical employees of the Company and its subsidiaries are not affiliated with a union nor are the project related employees of IceSolv. Cannon Sline, Inc. utilizes union labor for field projects on an as-needed basis. Pertinent collective bargaining agreements to which Cannon Sline is signatory are: Collective bargaining agreements between District Council No. 21 Brotherhood of Painters and Allied Trades, and the Associated Master Painters and Decorators of Philadelphia and Vicinity and Cannon Sline (expires 04/30/01);
National Power Generating Facilities Agreement between IBPAT,
AFL-CIO-CFL and Cannon Sline; Corrosion Control
Agreement in Industrial Plants between IBPAT, AFL-CIO-CFL and
Cannon Sline; Fire-Retardant Coatings Agreement between IBPAT,
AFL-CIO-CFL and Cannon Sline; National Tank Agreement between
IBPAT, AFL-CIO-CFL and Cannon Sline; National Rubberlining
Agreement between the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers, AFL-CIO and
Cannon Sline; National  Bridge & Tunnel
Agreement between IBPAT, AFL-CIO-CFL and Bridge Painting Contractors; National Erectors Association National Maintenance Agreement between IBPAT, AFL-CIO-CFL and Cannon
Sline, and, Installation of Corrosion Proof Materials Agreement between the Operative Plasterers and Cement Masons International and Cannon Sline. Unless otherwise noted, the foregoing agreements provide for annual renewal absent written notice.
Cannon Sline does not expect any
significant difficulty in renewing any of  its agreements.

The following table sets forth the demographics of the Company's employees for the period indicated.

Description				              	                      At Fiscal Year End
                                          		1995         	1996        1997

Union Project Personnel		                    630		         454		       432

Non-Union Project Personnel              		  754         		215       		 83

Clerical, Administrative,
Sales and Management Personnel            	  172         		130	       	 83

Total Personnel                        				1,556         		799	       	608

ITEM 2  PROPERTIES

The Company and its subsidiaries maintain office and shop/storage facilities suitable to support operations. These facilities are geographically located to provide effective customer service:

The following properties are owned: Philadelphia, PA, 19143; Lakeland, FL, Lake Charles, LA; Houston, TX; and Jacksonville, FL.

The following properties are leased: Longview, WA; Kennewick, WA; Palmyra, PA; Cinnaminson, NJ; Sacramento, CA; Brunswick, OH; Atlanta, GA; and Wilmington, DE.

There are no major encumbrances on the real properties with the exception of liens granted to the Company's lenders on the Philadelphia, PA;
Lakeland, FL; Houston, TX; Lake Charles, LA and
Jacksonville, FL properties.

ITEM 3     LEGAL PROCEEDINGS

The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

On September 1, 1995, Oliver B. Cannon & Son, Inc., a wholly owned subsidiary of the Company (Nuclear Support Services, Inc.), filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On September 5, 1995, the Company and its other subsidiaries also filed for protection under Chapter 11. Those subsidiaries are Sline Industrial Painters, Inc., NSS Numanco, Inc., NSS of Delaware, Inc., IceSolv, Inc., and Henze Services, Inc. All cases were filed in the United States Bankruptcy Court for the Middle District of Pennsylvania in
Harrisburg. A number of first day orders were presented to the Court, including an order allowing joint administration under the style and case of the parent, Nuclear Support Services, Inc. at case number 1-95-01767. From the dates of the petitions, all of the debtors continued to operate their business as debtors-in-possession under Section 1107 (a) of the Bankruptcy Code.
On January 31, 1996, the Company filed its Joint Plan of Reorganization.
The Amended Plan was filed and confirmed by the Court on April 24, 1996.
On June 28, 1996 the Company met all the requirements of the Amended Plan by executing the necessary banking documents for securing exit financing. The Company exited bankruptcy on July 1, 1996.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



PART II

ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Canisco Resources, Inc. had 2,170,540 shares of common stock outstanding and 391 shareholders of record at the end of fiscal year 1997. The Company's common stock traded on the NASDAQ Stock Market under the symbol
"NSSI" until May 20, 1996 at which time the Company commenced trading on the NASDAQ Small Cap Market under the symbol "CANR".
The above was the result of the merger of Nuclear Support Services, Inc. into Canisco Resources, Inc. in accordance with the Company's plan of reorganization. The number of shares of common stock and shareholders of record did not change.

Stock Highlights


               			FY 1997		            FY 1996*		              FY 1995
Quarter
 ending:        High     Low           High     Low            High     Low

06/30          2 5/8    2 1/8           *          *           4 1/8    2 1/4

09/30          3 1/8    2 1/4           *          *           2 3/4    1 7/8

12/31          5        2 7/8         1 5/8     1 1/4          2 3/8    1 1/2

03/31          4 1/4    2 5/8         3 1/8     1 1/4          2 3/4      3/4

*   Fiscal year 1996 was an abbreviated year of six months.

ITEM 6     SELECTED FINANCIAL DATA

Financial Highlights for the Fiscal Year End
(in thousands except per share amounts)


       		                      1997 (1) 	1996(2) 	1995(3)	1994(4)*	 1993(5)*
Revenues		                     $50,195  	$32,931	$83,116	 $83,729	  $49,405
Income (loss)
  before reorganization
  costs and income taxes		       1,180	      736	   (830)	   (236)  	(2,250)
Income (loss) from
  continuing operations		          525	     (357)	  (844)	   (125)  	(1,492)
Net earnings (loss)		              452	   (1,508)	(2,849)	   (642)	  (2,997)
Net earnings (loss)
  per share		                     0.21	    (0.69)	 (1.31)	  (0.30)	   (1.38)
Total assets		                  21,301    	26,101	39,389 	 35,489   	22,780
Total long-term debt		          11,274	     5,587	 5,587	  15,946	    8,935
Liabilities subject
  to compromise		                   -	      5,262 	8,146	      -	        -
Equity per share		                1.20	      0.99  	1.69	    3.00	     3.29
Return on average
  equity		                          19%	       -	     -	       -	        -
	Weighted average
   common and common
   equivalent shares		           2,170	     2,169	 2,169	   2,169	    2,167


(1) Reflects net reorganization expenses of approximately $600,000 and settlement of the Westinghouse litigation.

(2) Fiscal year end change from September 30th to March 31st and reflects the discontinuance of Henze operations and includes approximately $1.1 million in reorganization costs.

(3) Reflects the discontinuance of Henze operations, a write-off of approximately $3.4 million for business restructuring activities and an accrual of $750,000 for Federal income tax relating to a prior year.

(4)   Purchased Oliver B. Cannon & Son, Inc. and Sline Industrial Painters,
Inc. (Cannon Sline)

(5) Reflects a goodwill and intangibles write-off of approximately $2.4 million.

* These years have been restated to present Henze as discontinued operations.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

All results reported herein for fiscal year 97, fiscal year 95 and fiscal year 94 are for a full year compared to fiscal year 96 data which is for an abbreviated year of six months resulting from a change in fiscal year to end March 31 versus September 30.

During fiscal 1995, the Company determined that the valve repair business as then currently conducted by its Henze subsidiary, did not fit the Company's future strategy. Effective June 6, 1996, the Company divested of substantially all the assets and business of its Henze subsidiary and it is identified in the financial statements as a discontinued operation. As a result, the line items on the Company's Consolidated Statement of Operations from "Revenues from services" through "Income (Loss) from continuing operations" (inclusive) are presented absent the effects of Henze's operations (which are identified as discontinued operations and presented as a separate line item on a net basis). Results from continuing and discontinued operations are then combined to produce net earnings (loss). Results of operations for fiscal year 1994 are restated accordingly.

Results of Operations 1997 Compared to 1996

Fiscal year 1997 revenues were $50,195,000 compared to $32,931,000 for fiscal year 1996. The decrease on an annualized basis was due to the sale of NSS Numanco in February, 1996 and the sale of Henze in June, 1996.
The power generation market contributed $15,592,000 or thirty-one percent (31%) of the 1997 total revenues compared to $15,596,000 or forty-seven percent (47%) of fiscal year 1996 revenues. The petro-chemical business remained constant on a percentage basis at twenty-one percent (21%). The pulp and paper market contributed twenty-five percent (25%) of revenue in 1997 versus eighteen (18%) in fiscal year 1996. The revenue contribution of all other markets collectively was twenty-three percent (23%) compared to fourteen percent (14%) in fiscal year 1996.
The contribution of the various markets reflect the diversification strategy of the Company.

The gross margin of the Company was $9,538,000 compared to $4,987,000 for the six month 1996 fiscal year. As a percent of revenue, gross margin was nineteen percent (19%) compared to fifteen percent (15%) in fiscal year
1996. This increase in gross margin percentage is due to the divestiture of the staff augmentation business, which traditionally depressed gross margins on a consolidated basis.

General and administrative expenses were $7,829,000 compared to $4,579,000 for the prior year. This increase was due to the full 12 month fiscal year offset somewhat by reduced expenses as a result of the Reorganization.

Income from operations increased to $1,709,000 from $407,000. This increase was attributable to the full year business period along with increases in gross margin and decrease in general and administrative expenses.

Interest expense for the year was $963,200 compared to $670,000 in fiscal year 1996. The increase was due to the full twelve month fiscal period compared to the prior year offset somewhat by the reduction in interest rates and reduction of debt.

The Company had other expenses, net of income, of $169,000 and $148,000 for fiscal years 1997 and 1996 respectively. In 1997 significant items were reorganization expenses, gain on the discount of compromised liabilities and settlement of the litigation against Westinghouse. In fiscal year 1996, significant items were reorganization expenses and gain on the sale of the Company's NSS Numanco subsidiary.

Accrued income tax expense for fiscal year 1997 was $52,000 net of approximately $300,000 resulting from settlement of a prior period tax audit compared to a tax benefit of $54,000 for the fiscal year ended March 31, 1996.

Net income from continuing operations was $525,000 or 24 cents per share compared to a loss of $357,000 or 16 cents per share a year ago. Losses attributable to discontinued operations were approximately $73,000 compared to a loss of $1,151,000 in the prior fiscal year.

Combining the results of continuing and discontinued operations the Company posted a net income of $452,000 or $0.21 per share compared to a loss of $1,508,000 or $0.69 per share a year ago.

Results of Operations 1996 Compared to 1995

Fiscal 1996 revenues were $32,931,000 compared to $83,116,000 for fiscal year 1995. The decrease on an annualized basis was due to the sale of NSS
Numanco in February, 1996. The power generation market contributed $15,596,000 or forty-seven percent (47%) of 1996 total revenues compared to $44,255,000 or fifty-three percent (53%) of fiscal year 1995 revenues. The petro-chemical business accounted for twenty-one percent (21%) of revenues compared to seventeen percent (17%) in fiscal year 1995. The pulp and paper market contributed eighteen percent (18%) of revenue in 1996 versus fifteen percent (15%) in fiscal year 1995. The revenue contribution of all other markets collectively was fourteen percent (14%) compared to fifteen percent (15%) in fiscal year 1995. The contribution of the various markets reflect the diversification strategy of the Company.

The gross margin of the Company was $4,987,000 compared to $12,901,000 for fiscal year 1995. As a percent of revenue, gross margin was consistent at approximately fifteen percent (15%).


General and administrative expenses decreased to $4,579,000 from $12,177,000 the prior year. This decrease was due to the abbreviated fiscal year, deletion of prior year one-time expenses and reduced expenses as a result of the Reorganization.

Income from operations decreased to $407,000 from $724,000 primarily due to the abbreviated fiscal year.

Interest Expense decreased to $670,000 from $1,554,000 in fiscal year 1995 as a result of the abbreviated fiscal year and reduction of debt.

Gain on the sale of NSS Numanco and miscellaneous income totaled approximately $1,000,000 in fiscal 1996. These gains were offset by reorganization expenses of $1,147,000.

Net loss from continuing operations for fiscal year 1996 was $357,000 compared to $844,000 the prior year. Losses attributable to discontinued operations were $586,000 from operations and $565,000 for disposal of assets, both net of income tax benefits. Combining the losses from continuing and discontinued operations, the Company posted a net loss of $1,508,000 or $0.69 per share versus $2,849,000 or $1.31 per share loss for the prior year.

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

The gross margin increased nine percent (9%) in 1995 to $12,901,000 attributable to the Company's focus on its more profitable lines of business. Margin contribution from the power generation industry decreased fourteen percent (14%) to $6,376,000. These were more than offset by gains from the petro-chemical, pulp and paper and other industries combined which contributed $6,525,000 compared to $4,460,000 the prior year.

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

Interest expense increased from the prior year by $313,000 to $1,554,000. This increase was attributable to higher interest rates for 1995 over 1994.

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

The Company was operating as a Debtor-In-Possession under the terms of Chapter 11 Reorganization of the United States Bankruptcy Code, Case Number 1-95-01767 prior to its emergence from bankruptcy on July 1, 1996.
As of March 1, 1996 the Company entered into a cash collateral stipulation allowing it to use its own cash for continued operations.

The use of cash collateral continued through July 1, 1996, when the Company secured financing with a new lender, BNY Financial Corporation.
This refinancing consists of a five year commitment for an $11,000,000 revolving credit line and $3,900,000 in long term debt.

At March 31, 1997, the Company had borrowed approximately $5,400,000 on its revolving credit line of $11,000,000 and had an outstanding principal balance of $3,315,000 on its long term secured loan obligation.
The Company is in compliance with the debt covenants as amended from time to time.


At March 31, 1997, the Company had working capital of approximately $5,269,000 compared to working capital of $4,050,000 for fiscal year end 1996.
The increase in working capital was due primarily to the decrease in notes payable to the bank which was reclassified to long term debt, offset somewhat by the disposition of assets due to the sale of NSS Numanco and Henze.

The Company anticipates that working capital and available bank credit will be sufficient to meet cash needs for the coming year. Capital expenditures of approximately $600,000 are budgeted for fiscal year 1998 for upgrading equipment to support existing and expected future contract work.

Looking Forward

Having accomplished the corporate restructuring and return to profitability, the Company anticipates continued profitability going forward. Of course, this will depend on several factors including continued favorable economic conditions in the markets served by the Company and a reasonable competitive environment.

Cautionary Statement

Statements in this Report on Form 10K which express the "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Action of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.


CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Consolidated Financial Statements

March 31, 1997 and 1996 and September 30, 1995 and 1994


With Independent Auditors' Report Thereon

Independent Auditors' Report


The Board of Directors and Shareholders
Canisco Resources, Inc.:


We have audited the accompanying consolidated balance sheets of Canisco Resources, Inc. (formerly Nuclear Support Services, Inc.) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canisco Resources, Inc. and subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles.


May 23, 1997
Atlanta, Georgia

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Consolidated Balance Sheets

March 31, 1997 and 1996

                Assets                         1997	           1996
Current assets:
	Cash and cash equivalents	                $	1,308,225	       550,432
	Accounts receivable
 (notes 3 and 5):
		Billed, less allowances of $199,050
			and $760,965 at March 31, 1997 and
			1996, respectively	                      8,637,956	     10,567,409
		Unbilled	                                   222,193	      1,159,966
		Other			                                    209,885		       378,436
				Total accounts receivable		             9,070,034	     12,105,811

	Inventory (note 5)	                          407,166      	1,177,691
	Deferred income taxes (note 6)	              391,000	      2,005,000
	Prepaid expenses and other current
  assets                                  	 1,590,187      	1,540,655
	Costs and estimated earnings
  in excess of billings on
  uncompleted contracts (note 3)            	 924,075		     1,837,958
				Total current assets	                  13,690,687	     19,217,547

Property and equipment (note 5):
	Land			                                     954,100        	 964,100
	Buildings and improvements	               1,085,812	       1,422,687
	Machinery and equipment	                  2,378,759	       7,573,640
	Furniture and fixtures	                     374,803	       1,213,809
	Vehicles			                                 419,921		        707,995
						                                     5,213,395	      11,882,231
	Less accumulated depreciation		           1,543,280      		6,277,851
							                                    3,670,115		      5,604,380

Deferred income
 taxes (note 6)	                           2,297,000	       1,007,000
Intangible pension asset (note 7)	         1,009,474            	-
Other assets			                              633,675	       	 272,370


				Total assets	                       $	21,300,951	      26,101,297

See accompanying notes to consolidated financial statements.

	Liabilities and Shareholders' Equity	       1997	             1996
Current liabilities:
	Notes payable (note 5)	                  $	756,969	        1,190,007
	Notes payable to bank (note 5)                	-	          3,683,354
	Current portion of long-term
  debt (note 5)	                          2,053,314	        2,062,524
	Accounts payable (note 4)	               2,092,506	        1,857,874
	Accrued payroll and
  employee benefits (note 4)	             1,442,713	        1,795,679
	Billings in excess of costs
  and estimated earnings
		on uncompleted contracts (note 3)	        516,617	          784,278
	Other accrued expenses (note 4)		        1,559,913		       3,793,400
				Total current liabilities	            8,422,032	       15,167,116

	Liabilities subject to
  compromise under reorganization
		proceedings (note 4)	                         -	         5,262,285
	Note payable to bank (note 5)	           5,412,020	             -
	Long-term debt, less current
  portion (note 5)	                       3,808,314	       3,524,000
	Accrued pension cost (note 7)		          1,052,197		            -
				Total liabilities	                   18,694,563	      23,953,401

Shareholders' equity (note 9):
	Common stock, $.0025 par value,
  authorized 10,000,000 shares,
  issued 2,477,592 and 2,476,242
	 shares at March 31, 1997 and
  1996, respectively;
		outstanding 2,170,540 and
  2,169,190 shares at
		March 31, 1997 and 1996,
  respectively	                              6,194	           6,190
	Additional paid-in capital	             3,478,576	       3,472,506
	Retained earnings	                      3,751,755	       3,299,337
	Treasury stock, at cost		              (4,630,137)	     (4,630,137)
				Total shareholders'equity           	2,606,388	       2,147,896

Commitments and
 contingencies (notes 7 and 11)


				Total liabilities and
     shareholders' equity	            $	21,300,951	      26,101,297

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)
Consolidated Statements of Operations
Year ended March 31, 1997, Six Months ended March 31, 1996, and Years ended September 30, 1995 and 1994

                                             Six months
	                                Year ended	   ended         Years ended
	                                 March 31,	  March 31,     September 30,
	                                   1997	       1996       1995        1994
Revenues from services (note 8)	$ 50,195,491	32,930,854	83,115,904	83,729,024
Cost of services	                 40,657,144	27,944,340	70,215,224	71,887,234
				Gross margin	                  9,538,347	 4,986,514	12,900,680	11,841,790

General and administrative
 expenses		                       7,829,001		4,579,371 	12,176,557	10,932,301
				Income from operations	       1,709,346 	  407,143	    724,123	   909,489

Interest expense	                  (963,120)	 (670,457)	(1,554,135)(1,241,150)
Gain on sale of Numanco
 subsidiary (note 10)	                  -	     883,232        	-	         -
Other income (expense), net		       433,440		  116,364		      (190)		  96,133
				Income (loss) before
     reorganization
					costs and income taxes	      1,179,666	   736,282	   (830,202)  (235,528)

Reorganization costs:
	Professional fees	                (996,371)(1,147,074)  	(185,019)	      -
	Gain on discount of
 compromised
	liabilities (note 4)		            393,518	        -           	-     		  -
		Income (loss) from continuing
			operations before income
   taxes 	                          576,813	  (410,792)	 (1,015,221)	(235,528)

Income tax expense
 (benefit) - (note 6)		              51,690		  (54,000)	   (171,000)	(111,000)
				Income (loss) from
     continuing operations		        525,123		 (356,792)   	(844,221)	(124,528)

Discontinued operations
 (note 10):
	Loss from operations of
  discontinued
		subsidiary (net of income
  tax benefit of
		$243,069, $1,080,000, and
  $424,000	in 1996, 1995, and
  1994, respectively)	                  -     (586,029) (2,004,755) (517,765)
	Loss from disposal of
  discontinued subsidiary
		(net of income tax benefit
   of $48,470 and	$335,000
   in 1997 and
   1996, respectively)		           (72,705)   (565,000)         -        -
				Loss from discontinued
     operations		                  (72,705)	(1,151,029)	(2,004,755)	(517,765)

				Net earnings (loss)	        $		452,418	 (1,507,821)	(2,848,976)	(642,293)

Earnings (loss) per share:
	Continuing operations	              $	.24	       (.16)	      (.39)     (.06)
	Discontinued operations	             (.03)	      (.53)      	(.92)     (.24)

				Net earnings (loss)
       per share	                    $	.21	       (.69)	     (1.31)	    (.30)

Weighted average common
 and common
	equivalent shares	              2,169,865  	2,169,190  	2,169,190 2,169,190

See accompanying notes to consolidated financial statements.

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Consolidated Statements of Shareholders' Equity

Year ended March 31, 1997, Six Months ended March 31, 1996, and Years ended September 30, 1995 and 1994

		        Common stock                        	  Treasury stock
          Number             Add'l               Number
            of              paid-in   Retained 	   of
	         shares	 Amount	   capital  	earnings   shares	 Amount	   Total
Balance
at
9/30/93  2,476,242	$	6,190	3,494,542	8,298,427	309,022	$(4,659,843) 7,139,316
Exercise
 of
 options		   -		        -		  (22,036)	   -		    (1,970)	    29,706      7,670
Net loss		   -	        	-		    -		    (642,293)		  -		         - 		  (642,293)
Balance
at
9/30/94	 2,476,242	  6,190	3,472,506	7,656,134	307,052	 (4,630,137)	6,504,693

Net loss		   -		       -     		-	   (2,848,976)		  -		         -	  (2,848,976)
Balance
at
09/30/95	2,476,242	  6,190	3,472,506	4,807,158	307,052	 (4,630,137)	3,655,717

Net loss		   -		       -		     -	   (1,507,821)		  -		         -	  (1,507,821)
Balance
at
03/31/96 2,476,242	  6,190	3,472,506	3,299,337 307,052  (4,630,137) 2,147,896

Exercise
of
options      1,350 	     4	    6,070	    -         	-	         -	       6,074
Net
earnings     -       	-      		-		     452,418		   -		         -		    452,418

Balance
at
03/31/97	2,477,592 $ 6,194	3,478,576 3,751,755 307,052 $(4,630,137) 2,606,388

See accompanying notes to consolidated financial statements.

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Consolidated Statements of Cash Flows

Year ended March 31, 1997, Six Months ended March 31, 1996, and Years ended September 30, 1995 and 1994

		                                               Six months
	                             Year ended	        ended         Years ended
	                              March 31	         March 31		   September 30,
	                                1997             1996    	 1995	     1994
Cash flows from
 operating activities:
	 Net earnings (loss)       $  452,418	     (1,507,821)	(2,848,976)	(642,293)
	Adjustments to reconcile
  net earnings (loss)
		to net cash provided
  by operating activities:
			Depreciation
    and amortization	          644,467	        837,393	 1,441,179	 1,493,619
			Deferred income
    taxes                     	324,000	       (515,000)(1,197,000)  (583,000)
			Gain on sale of
    Numanco subsidiary	            -	         (883,232)	      -	         -
			Loss accrued on
    disposal of
    discontinued
				subsidiary	                    -	          900,000       	-         	-
			Gain on discount
    of compromised
    liabilities	              (393,518)	           -	         -	         -
			Other-                      116,080 	         1,640	       373        -
	Change in assets
  and liabilities
  net of effects
		from purchases
  and sales of
  subsidiaries:
			Decrease
   (increase)
   in accounts
   receivable	              3,035,777      8,997,213 	(4,774,332) 2,700,422
			(Increase)
    decrease
    in
    inventory	                (39,141)	       28,726	    428,734	  (290,808)
			(Increase)
    decrease
    in prepaid
    expenses
				and other
    current
    assets	                  (213,511)	       38,190	 2,118,394	  (442,617)
			Decrease
    (increase)
    in costs and
    estimated
				earnings in excess
    of billings on
   	uncompleted
    contracts	               913,883	       922,481 	(1,399,176)	1,054,379
			Decrease
    (increase)
    in other
    assets	                  272,217	      (267,495)	   129,100	   139,357
			(Decrease)
    increase in
    accounts payabl	        (708,278)    (2,521,433)	 4,853,357	   994,149
			Increase
    (decrease)
    in accrued
    payroll	and
    employee
    benefits	                787,047	    (1,230,826)	   248,683	  (413,328)
			(Decrease)
    increase
    in other
    accrued
    expenses	             (2,715,328)	     (775,286) 	1,304,819   	734,420
			(Decrease)
    increase
    in billings
    in excess
				of costs
    and
    estimated
    earnings on
				uncompleted
    contracts		             (267,661)		       4,557		   411,140	(1,929,331)
					Net cash
      provided
      by
      operating
      activities	          2,092,372	     4,143,547    	717,562	 2,815,342
Cash flows
 from investing
 activities:
	Purchase
  of property
  and equipment	            (117,075)	      (22,686)	  (534,809)  (986,975)
	Sale of property
  and equipment                 	-   	       44,019	      5,887	    45,348
	Purchase of
  marketable
  securities                    	-             	-   	  (218,427)      	-
	Sale of
  marketable
  securities	                    -   	      325,924	     37,232       	-
	Acquisition
  of
  businesses,
  net of
  cash acquired	                 -   	          -   	       -  	(8,315,335)
	Proceeds from
  sale of
  Numanco
  subsidiary	                    -   	    2,350,000	        -    	     -
	Proceeds
  from
  sale
  of Henze
  subsidiary	              1,200,000		          -   		      -         	-
					Net cash
      provided
      (used)
      by
      investing
						activities	          1,082,925	     2,697,257		  (710,117)	(9,256,962)

Cash flows from
 financing activities:
	 Net borrowings
  (payments) on
  notes payable	        $	 1,295,628     (8,107,298)  1,086,033  	1,568,162
	Proceeds from
  long-term debt	          3,900,000	           -   	       -   	 7,000,000
	Debt issuance costs	       (745,522)	          -   	       -   	       -
	Principal payments
 on long-term debt	       (6,873,684)	      (32,341) (1,155,158)   (455,283)
	Exercise of stock
  options		                    6,074		          -    		     -   		    7,670
					Net cash
      provided
      (used) by
						financing
      activities	         (2,417,504)	   (8,139,639)		 (69,125)	  8,120,549

					Net increase
      (decrease)
      in cash
						and cash
      equivalents	           757,793	    (1,298,835)	  (61,680)	  1,678,929

Cash and cash
 equivalents at
 beginning of period		       550,432     	1,849,267	 1,910,947    		232,018

Cash and cash
 equivalents at end
 of period	              $	1,308,225		      550,432	 1,849,267	   1,910,947

Cash paid during
 the period for:
	Interest		              $	1,004,516		      738,566	 1,861,850	   1,247,760

	Income taxes	             $		23,654		       10,407		  123,113		    363,798

Supplemental
 disclosure of
 noncash financing
	activity -
 increase in
 intangible asset
 resulting	from
 minimum pension
 liability adjustment	   $	1,009,474		            -   		     -         	-

See accompanying notes to consolidated financial statements



CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements

Year ended March 31, 1997, Six Months ended March 31, 1996, and Years ended September 30, 1995 and 1994

(1)    Plan of Reorganization and Basis of Presentation
	On September 5, 1995 (the "Petition Date"), Canisco Resources, Inc. (formerly Nuclear Support Services, Inc.) - (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the United
 States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy
	Court for the Middle District of Pennsylvania in Harrisburg. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the
	federal bankruptcy laws were stayed while the Debtor continued business operations as Debtor-in-possession. These claims are reflected in the March 31, 1996 consolidated balance sheet as "Liabilities subject to compromise under reorganization proceedings."
	The Debtor exited its bankruptcy reorganization on July 1, 1996.

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

(b)  Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expenses for the periods
Actual results could differ from those estimates.

(c)	Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at March 31, 1997 is cash of approximately $1,028,000 restricted as to use in connection with the Company's workers' compensation insurance program.

(d)Revenue and Cost Recognition
Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the cost-to-cost method. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

The asset, "Cost and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. Contract retentions are included in accounts receivable.

(e)	Inventory
Inventory consists primarily of consumable supplies and is stated at the lower of average cost or market.

(f)	Property and Equipment
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

(g)   Stock Option Plan
Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in fiscal
1996 and future years as if the fair-value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

(h) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of The Company adopted the provisions of Statement of Financial
Accounting Standards No. 121, Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on April 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(i)	Income Taxes
Deferred income taxes are recognized for the tax consequences of "temporarydifferences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.
Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

(j)	Concentration of Credit Risk
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

(k)  Net Earnings (Loss) Per Share of Common Stock
Primary earnings (loss) per common share and common share equivalent are based on the weighted average number of shares outstanding and common share equivalents derived from dilutive stock options. Fully diluted earnings per share are not significantly different from primary earnings per share.

(l)	Reclassifications
Certain reclassifications were made to the 1996, 1995, and 1994 consolidated financial statements to conform to classifications adopted in 1997.

(3)	 Costs and Estimated Earnings on Uncompleted Contracts and Retainage

Costs and estimated earnings on uncompleted contracts are summarized as follows:

                          		                     March 31,
  		                                         1997	        1996

Costs incurred on uncompleted contracts	$	69,831,710	  58,747,846
Estimated earnings	                       15,092,433	  11,905,167
	                                         84,924,143	  70,653,013
Less billings to date	                    84,516,685	  69,599,333

                                         	$		407,458  		1,053,680

Included in the accompanying
 consolidated balance
	sheets under the following captions:
		Costs and estimated earnings
   in excess of billings on
   uncompleted contracts	                  $	924,075	   1,837,958
		Billings in excess of costs
   and estimated earnings on
   uncompleted contracts                  		(516,617)  		(784,278)

                                         	$		407,458  		1,053,680

	Accounts receivable billed include amounts retained by customers, in accordance with contract provisions, of approximately $222,000 and $660,000 at March 31, 1997 and 1996, respectively. These amounts are expected to be collected within one year.

(4)	Liabilities Subject to Compromise Under Reorganization Proceedings
As of March 31, 1996, certain prepetition liabilities were approved by the Bankruptcy Court for payment and are included in accounts payable, accrued payroll and employee benefits, and other accrued expenses in the March 31, 1996 consolidated balance sheet.
Additionally, secured debt which was eventually paid in full in accordance with its original terms is included in notes payable to bank. The remainder of the Company's prepetition liabilities whose disposition was dependent upon the outcome of the Chapter 11 proceedings are classified in the March 31, 1996 consolidated balance sheet as liabilities subject to compromise under reorganization proceedings.

These liabilities as of March 31, 1996 are summarized as follows:

     Unsecured capital lease obligations	               $	31,308
     Trade accounts payable and other unsecured
	     liabilities		                                    5,230,977
		                                                   $	5,262,285

In accordance with the bankruptcy reorganization plan, $3,217,480 of the Company's prepetition liabilities were compromised and are to be paid to creditors in ten equal quarterly payments. These payments began October 1, 1996 and bear interest at 2% per annum. In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the total payments have been discounted at 9% resulting in a gain of $393,518.

(5)	Long-Term Debt and Notes Payable
	Long-Term Debt

            Long-term debt is summarized as follows:
                                                			March 31,
		                                           1997                	1996
Term loan payable to bank,
 collateralized by the
	Company's accounts receivable,
 inventory, machinery and equipment,
 real estate, and general intangibles.
 The note bears interest at
	prime + 1.0% (9.30% at March 31, 1997)
 and is payable in equal monthly
 installments through June 2001         	$	3,315,000	               -
Term loan payable to bank;
 paid off in 1997	                            -                 	5,586,524
Prepetition compromised liabilities,
 net of discount
	of $260,000 at March 31, 1997;
 effective interest
	rate of 9% payable in equal
 quarterly installments
	through January 1,1998	                   2,546,628	               -
Capital lease obligations		                   -                  		31,308
		                                         5,861,628           	5,617,832
Less current maturities                   	2,053,314	           2,062,524
Less liabilities subject
to compromise under
	reorganization proceedings                 		-                  		31,308
		                                       $	3,808,314	           3,524,000

	At March 31, 1997, future long-term debt payments are as follows:
                        1998		                  $2,053,314
                        1999	                    2,053,314
                        2000	                      780,000
                        2001	                      780,000
                        2002	                     	195,000
												                                    $5,861,628

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Notes Payable
The Company had an installment note payable for insurance premiums of $329,383 at March 31, 1996. The note was paid off in 1997. Also included in notes payable at March 31, 1997 and 1996 are cash overdrafts of $756,969 and $860,624, respectively.

Notes Payable to Bank
On June 28, 1996, the Company entered into an $11,000,000 revolving credit agreement (the "Credit Agreement") with a bank which expires on June 1, 2001. The amount outstanding under the Credit Agreement was $5,412,020 at March 31, 1997. Borrowings bear interest at the prime rate plus 0.75% (9.05% at March 31, 1997), and are secured by the Company's accounts receivable, inventory, machinery and equipment, real estate, and general intangibles. The Credit Agreement, among other things, requires the Company to meet various covenants including minimum levels of tangible net worth and earnings before interest, taxes, depreciation, and amortization. Commitment fees are 1/4 of 1% of the average daily unused amount of the Credit Agreement. The Company is also required to pay a monthly collateral monitoring fee of $7,500.

At March 31, 1996, the Company had a revolving loan agreement with two participating financial institutions under which the Company was in default. The amount outstanding under this revolving loan agreement was $3,683,354 at March 31, 1996. The amount outstanding under the agreement is classified as a current liability in the March 31, 1996
	consolidated balance sheet due to the events of default. The revolving loan agreement was paid off in June 1996 with the establishment of the Credit Agreement described above.

(6)	Income Taxes
Income tax expense (benefit) relating to continuing operations consists of the following:

                                  		Six months
	                      Year ended	     ended	            Years ended
	                       March 31,	    March 31,	         September 30,
                          	1997	        1996	          1995        	1994
Current:
	Federal	             $	(272,310)	       -   	       579,000	        325,000
	State	                  		-     		      -           (88,000)		       62,000
		Total current	        (272,310)       	-   	       491,000	        387,000

Deferred -
 Federal and state	      324,000	     (54,000)	     (662,000)	      (498,000)

		Total income tax
  expense (benefit)	   $		51,690	     (54,000)	     (171,000)	      (111,000)

The reconciliation between the tax expense (benefit) computed by multiplying pretax income (loss) from continuing operations by the U.S. Federal statutory tax rate and the
	reported amounts of income tax expense (benefit) is as follows:

                                   		Six months
	                     Year ended	      ended	           Years ended
	                      March 31,	     March 31,	        September 30,
	                        1997	          1996	        1995	           1994
Computed at U.S.
statutory tax rate	   $	196,000	      (140,000)   	(345,000)        (80,000)
State income taxes,
 net of Federal
	income tax effect	      21,000	       (14,000)    	(26,000)	       (29,000)
Federal income taxes
 relating to prior
	year		                (298,000)	          -   	    534,000	            -
Decrease in beginning-
 of-year balance
	of valuation
 allowance	                -   	           -   	   (613,000)	           -
Nondeductible expenses
 and other, net	        132,690	        100,000	    279,000	        (2,000)

		Total income tax
			expense (benefit)	  $	51,690	        (54,000)	  (171,000)	     (111,000)
						(Continued)

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

                                                  			March 31,
                                              		1997          	1996
Deferred tax assets:
	Allowance for doubtful accounts            	$	26,000	       276,000
	Inventory valuation allowance 	                  -         	293,000
	Operating loss carryforwards 	             2,452,000	       778,000
	Accruals not deducted for tax purposes 	     466,000	     1,479,000
	Other	 		                                    167,000      		277,000
			Total gross deferred tax assets 	        3,111,000     	3,103,000

	Less valuation allowance                    		71,000	       	71,000
			Net deferred tax assets	                 3,040,000	     3,032,000
Deferred tax liabilities:
	Fixed asset depreciation	                    251,000	          -
	Other			                                     101,000		       20,000
			Total deferred tax liabilities		           352,000       		20,000

			Net deferred tax asset                	$	2,688,000     	3,012,000

The Company's operating loss carryforwards, which total approximately $6,287,000 at March 31, 1997, expire beginning in 2010. The valuation allowance for deferred tax assets as of April 1, 1996 was $71,000 and did not change for the year ended March 31, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1997.

In 1995, the Internal Revenue Service (IRS), completed an audit of the Company's income tax returns for the years ended September 30, 1993, 1992, 1991, and 1990. As a result of the audit, the IRS challenged the write-off for tax purposes of certain intangible assets made during the year ended September 30, 1993. The Company had previously accrued $750,000 relating to this audit. The Company settled this matter for approximately $450,000 in April 1997.

(7)	Employee Benefit Plans

Effective October 1, 1996, the Company established a defined benefit pension plan for the benefit of a certain select group of former (retired) senior management. The benefits to be paid are based on specified amounts for a specified period of time. The Company has decided to fund the plan by contributing amounts when necessary for benefit disbursements.

The following table sets forth the plan's funded status at March 31, 1997:

Actuarial present value of accumulated plan benefits,
	including vested benefits of $1,052,197	                   $	1,052,197
Plan assets at fair value		                                       -
Accumulated plan benefits in excess of plan assets	           1,052,197
Unrecognized prior service cost	                             (1,009,474)
Minimum liability adjustment	                                 1,009,474

Accrued pension cost	                                       $	1,052,197

Net pension cost for the period from
 October 1, 1996 to March 31, 1997
 included the 	following components:
  Interest cost on projected benefit obligation	               $	40,955
  Amortization of prior service cost	                            51,768

                                                             		$	92,723

The weighted-average discount rate used to measure the projected benefit obligation was 8.0%.

Effective February 1, 1990, the Company established the Nuclear Support Services, Inc. Retirement Savings Plan (401(k) Plan) for qualified Company employees. No Company contributions were made to the Plan during any of the periods presented.
The Company terminated the Plan effective March 31, 1996.

The Company established an Employee Stock Purchase Plan in 1988 for substantially all of its employees. The Plan offers employees the opportunity to purchase Company common stock through regular payroll deductions. Participation in this Plan is voluntary, and the Company pays transaction fees for purchases made under this Plan.

The Company is obligated under the terms of a thrift plan for substantially all employees of its subsidiary, Cannon Sline, Inc., not covered by union-sponsored plans. The Plan allows participants to contribute after-tax earnings up to a maximum of 10% of annual compensation. The Plan provides for Company matching and additional discretionary contributions as defined in the Plan document. Cannon Sline expensed approximately
$150,000, $48,000, $74,000, and $135,000 in combined matching and discretionary contributions to the Plan during the year ended
March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994, respectively.

Cannon Sline is required to contribute to pension plans (defined contribution) administered by collective bargaining organizations. Contributions are based on hours worked, as specified in the various contracts. Information regarding these plans is not currently made available by the union administrators or trustees.

(8)	Major Customer

In the years ended September 30, 1995 and 1994, one customer accounted for 16% and 12%, respectively, of consolidated revenues. No single customer accounted for more than 10% of consolidated revenues in the year ended
March 31, 1997 or the six months ended March 31, 1996.

(9)	Stock-Based Incentive Plans

(a)	Stock Appreciation Rights Plan

On January 1, 1995, the Board of Directors adopted the Nuclear Support Services, Inc.Non-Qualified Executive Stock Appreciation Plan
(the "SAR Plan") to provide incentive to key officers and executives of the Company. A total of 230,000 appreciation rights (Rights) can be granted under the SAR Plan through January 1, 2001.

Rights granted under the SAR Plan are immediately exercisable and expire five years from the date of grant. Each Right entitles the grantee to receive in cash, upon exercise thereof, the excess of the market value of one share of the Company's common stock on the date of exercise over a price specified at the date of grant. At March 31, 1997, a total of 180,000 Rights have been granted under the SAR Plan at grant prices ranging from $2.50-$3.00 per Right. As of March 31, 1997, no Rights have been exercised. The total appreciation value of all Rights granted as of March 31, 1997 was approximately $7,000.

(b)	Stock Option Plan

On February 6, 1990, the Board of Directors adopted the Nuclear
Support Services, Inc. 1990 Stock Option Plan (the "1990 Plan") to provide incentive to key full-time employees and consultants of the Company.  Under the 1990 Plan, stock options could be granted for up to 416,897 shares of common stock. Options granted under the 1990 Plan are immediately exercisable and expire five years from the date of grant. All stock options were granted at not less than the
fair market value of the stock on the date 	granted.  The 1990 Plan
was effective January 1, 1990 and expired December 31, 1994.
Options outstanding under the 1990 Plan remain exercisable by their terms after expiration of the Plan.

On February 8, 1991 the Board of Directors adopted the Directors Stock Option Program wherein Directors, at their election made in advance, could accept non qualified stock options in lieu of cash for all or a portion of Director compensation. Such options could be acquired at the rate of 17% of the market value of the stock as of the date such compensation was payable. Options granted under this program were included in the 1990 Plan and are exercisable at the fair market value of the stock on the date that each Directors compensation became payable.

Following is a summary of activity in the 1990 Plan for the year ended March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994:

                                               		Option price per share
			                                                           	Weighted
	                                    	Shares	    Range	         average
Options outstanding at
September 30, 1993	                   193,497	   $3.25-9.00        5.52
Issued	                               221,746	    3.38-5.50	       4.12
Exercised	                             (1,970)	   3.75	3.75        3.75
Canceled or expired	                  (15,641)	   3.75-6.88       	5.27
Options outstanding at
September 30, 1994	                   397,632	    3.25-9.00       	4.75

Issued	                                11,258		    4.12	           4.12
Canceled or expired	                  (76,292)	  3.25-7.13	        4.40
Options outstanding at
September 30, 1995	                   332,598	   3.38-9.00        	4.81

Canceled or expired		                 (43,805)	  3.75-6.13	        4.45

Options outstanding at
March 31, 1996	                       288,793   	3.38-9.00        	4.87

Exercised	                             (1,350)  	  4.50	           4.50
Canceled or expired	                  (38,696)	    3.75-8.50      	6.12
Options outstanding and exercisable
		at March 31, 1997				               248,747      3.38-9.00	      4.68

The following table summarizes information about stock options outstanding at March 31, 1997:

                                        Options outstanding
	Range of		                              Weighted average  	Weighted average
	exercise	                 Number	          remaining	          exercise
	prices	                 outstanding	    contractual life	        price
$	3.38-5.00	             159,412	          17 months	           $	3.96
	  5.01-9.00	              89,335	          16 months	             5.96

(10)	Dispositions and Discontinued Operations

In February 1996, the Company sold certain operations of its NSS Numanco subsidiary. The sale resulted in proceeds to the Company of $2,350,000 and a pretax gain of approximately $883,000.

During September 1995, the Company adopted plans to sell the operations of its Henze Services subsidiary. Revenues from this subsidiary were $2,226,000, $4,964,000, $14,567,000, and $12,661,000 for the year ended
March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994, respectively. Certain expenses have been allocated to discontinued operations, including interest expense, which was allocated based on the ratio of Henze net assets to the sum of total net assets of the consolidated
Company plus consolidated debt. Interest expense allocated to discontinued operations for the year ended March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994 was $45,439, $183,937, $255,702, and $187,673, respectively. The assets and liabilities of Henze included in the Company's consolidated balance sheet as of March 31, 1996 are summarized as follows:

        Current Assets                   	$	3,018,000
        Property and Equipment, net	        1,620,000
        Other Assets	                          35,000
        Current Liabilities	                2,207,000
											                                $2,466,000

On June 4, 1996, the Company completed the sale of Henze which resulted in proceeds to the Company of $1,350,000 and a pretax loss of approximately $1,000,000.

(11)	 Commitments and Contingencies

(a) Legal Matters
The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

In November, 1994, the Company filed suit against Westinghouse
Electric Corporation alleging the breach of various terms of a certain
Asset Purchase Agreement and the related Supply Agreement. The lawsuit was settled in June 1996.

(b)  Rental Agreements

The Company leases office space and various equipment under operating leases which provide for minimum rentals as follows:

    March 31,

    1998	                    	$	330,986
    1999	                       283,686
    2000	                        91,098
    2001	                        51,960
    2002	                        21,650

	Total minimum lease payments	$	779,380

Rental expense under all agreements for the year ended March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994 was approximately $490,000, $597,000, $1,019,000, and
$890,000, respectively.

(12)	Comparable Consolidated Statements of Operations Data (Unaudited)

Consolidated statements of operations data for the six-month periods ended March 31 1995 and 1994 is as follows:

	                                    1995	                1994
Revenues from services         	$	37,117,738	          42,598,661
Gross margin	                      5,854,480           	5,839,688
Income tax benefit	                 (976,780)           	(292,000)
Earnings (loss) from
 continuing operations	           (1,465,170)	             53,965
Earnings (loss) from
 discontinued operations	         (1,319,023)	            235,335
Net earnings (loss)	              (2,784,193)             289,300
Earnings (loss) per share	         $	(1.28)                	.13



ITEM 9	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES

	None


PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information required by Item 10 is presented under captions "Election of Directors," "Executive Officers," and
"Compliance with Section 16(a)" in the Company's Proxy Statement for the
Annual Meeting of Shareholders to be held August 12, 1997 and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required by Item 11 presented under the caption "Committees and Meetings, and under several captions commencing with "Executive Compensation" and continuing through and including "Performance Graph," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held August 12, 1997 and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is presented under the caption "Security Ownership of Certain Beneficial Owners and
Management," in the Company's Proxy Statement for the Annual Meeting of
Shareholders to be held August 12, 1997 and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is presented under captions, "Compensation Committee Interlocks and Insider
Participation," and "Certain Transactions," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held August 12, 1997 and is incorporated herein by reference.

PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND 	REPORTS ON
FORM 8-K

	A.	Reports on Form 8-K and other forms

Form 8-K filed September 20, 1995 relating to the
Bankruptcy.

Form 8-K filed May 9, 1996 related to Confirmation of Plan of Reorganization Change of Fiscal Year.

Form 8-B filed May 25, 1996 related to Registration of Securities of Certain Successor Issuers

Form 10-C filed June 3, 1996 related to Name Change

B.	Exhibits

		Exhibit Number 	Description of Document

		2.1	Plan and Agreement of Merger by and
			among Nuclear Support Services, Inc.,
			NSS of Delaware, Inc. and Canisco
			Resources, Inc. (filed as exhibit
   2.1 to the Company's form 8-B filed May 24, 1996
			and incorporated herein by reference).

		2.2	Agreement for purchase of stock of Oliver
			B. Cannon & Son, Inc. and Sline Industrial
			Painters, Inc. (filed as Exhibit 2.1 to the
			Company's form 8-K dated November 19,
			1993 and incorporated herein by reference).

		3.1	Articles of Incorporation of the Company,
			as amended (filed as Exhibit 3.1 to Form 8-
			B filed May 24, 1996 and incorporated
			herein by reference).

		3.2	By-laws of the Company (filed as Exhibit
			3.2 to Form 8-B filed May 24, 1996 and
			incorporated herein by reference).

	10.1	1990 Stock Option Plan (filed as Exhibit
		28.2 to Registration Statement on Form S-8
		(No. 33-33180) and incorporated herein by
		reference)

		22	Subsidiaries of the Registrant.

		23	Accountants' Consent

		27	Financial Data Schedule (EDGAR)

		99.1	Index to Financial Statement
       Schedule.

		99.2	Independent Auditors' Report -
       Schedule.

		99.3	Schedule II - Valuation and
       Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  June 30, 1997

CANISCO RESOURCES, INC.

			/s/ Ralph A. Trallo
			Ralph A. Trallo
			President and
			Chief Executive Officer



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	          CAPACITY	              DATE


/s/Donald E. Lyons	Chairman of the Board	  June 30, 1997


/s/Robert A. Hess	 Director	               June 30, 1997


/s/Dale L. Ferguson	Director	              June 30, 1997


/s/Wm. Lawrence Petcovic  	Director	       June 30, 1997


/s/Heath L. Allen	Director	                June 30, 1997


/s/Thomas P. McShane	Director	             June 30, 1997


/s/ Joe C. Quick	Director	                 June 30, 1997


/s/ Ralph A. Trallo	President, CEO	        June 30, 1997


/s/ Michael J. Olson
 Chief Financial Officer	                  June 30, 1997










