Form 10-Q
period 1997-06-30
CANISCO RESOURCES INC
filed 1997-08-13
CIK 317488

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q

        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1997

                               OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ____________ to _____________

                 Commission file number 0-12293

                     CANISCO RESOURCES, INC.
     (Exact Name of Registrant as Specified in its Charter)

       Delaware                                54-0952207
   (State  of  Incorporation)        (IRS Employer Identification No.)

300 Delaware Avenue, Suite 714, Wilmington, Delaware              19801
  (Address of Principal Executive Offices)
(Zip Code)

                         (302)  777-5050
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


Common Stock, par value $.0025 per share 2,170,540 shares outstanding as of June 30, 1997.




                     CANISCO RESOURCES, INC.
            (formerly Nuclear Support Services, Inc.)

                         PART I  ITEM 1

                      FINANCIAL STATEMENTS
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1997 and  March 31, 1997

Consolidated Statements of Operations for the Three Month Periods Ended June 30, 1997 and 1996

Consolidated Statements of Cash Flows for the Three Month Periods Ended June 30, 1997 and 1996

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


    Assets                          June 30, 1997              March 31, 1997
                                      (Unaudited)

Current assets

Cash                                  $378,348                    $1,308,225
Accounts receivable, net
    Billed                           9,466,203                     8,637,956
    Unbilled                           433,054                       222,193
    Other                              179,665                       209,885
     Total accounts receivable      10,078,922                     9,070,034

Inventory                              383,102                       407,166
Deferred income taxes                  391,000                       391,000
Other prepaid expenses and
   current assets                      748,389                     1,590,187
Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             1,128,112                       924,075
     Total current assets           13,107,873                    13,690,687

Property and equipment
  Land                                 954,100                       954,100
  Buildings and improvements         1,085,812                     1,085,812
  Machinery and equipment            2,396,943                     2,378,759
  Furniture and fixtures               380,882                       374,803
  Vehicles                             419,921                       419,921
     Total property and equipment    5,237,658                     5,213,395
     Less accumulated depreciation   1,668,720                     1,543,280
     Property and equipment, net     3,568,938                     3,670,115

Intangible pension asset             1,009,474                     1,009,474
Deferred income taxes                2,297,000                     2,297,000
Other assets                           603,278                       633,675

          Total assets             $20,586,563                   $21,300,951


                      CANISCO RESOURCES, INC.
             (formerly Nuclear Support Services, Inc.)
                    Consolidated Balance Sheets
                Liabilities and Shareholders' Equity


                                           June 30,            March 31,
Liabilities and Shareholders Equity           1997                  1997

                                         (unaudited)
Current liabilities:

 Notes payable                             $       0           $  756,969
 Current portion of long-term debt         2,053,314            2,053,314
 Accounts payable                          2,134,316            2,092,506
 Other accrued expenses                    2,488,159            3,002,626
 Billings in excess of costs
  and estimated earnings on
  uncompleted contracts                      580,049              516,617
          Total current liabilities        7,255,838            8,422,032


Long-term debt, less current portion       3,286,714            3,808,314
Accrued pension cost                       1,052,197            1,052,197
Notes payable to Bank                      6,224,879            5,412,020
          Total liabilities               17,819,628           18,694,563

Shareholders' equity:
    Common stock, $.0025 par
    value, authorized
    10,000,000 shares;
    issued 2,477,592 shares,
    outstanding 2,170,540 shares              6,194                  6,194
    Additional paid-in-capital            3,478,576              3,478,576
    Retained earnings                     3,912,302              3,751,755
    Treasury stock, at cost              (4,630,137)            (4,630,137)
          Total shareholders' equity      2,766,935              2,606,388

          Total liabilities and
          shareholders' equity          $20,586,563            $21,300,951

                      CANISCO RESOURCES, INC.
             (formerly Nuclear Support Services, Inc).
               Consolidated Statements of Operations
                            (Unaudited)


                                             Three Months Ended June 30,

                                               1997               1996

Revenues from services                      $ 12,807,833      $12,262,864
Cost of services                              10,328,040       10,010,139
      Gross margin                             2,479,793        2,252,725

General and administrative expenses            1,950,295        1,912,011
Income from continuing operations                529,498          340,714


Interest expense                                (261,346)        (234,046)

Other (expense) income, net                         (573)       1,105,619

Income before reorganization costs
and income taxes                                 267,579        1,212,287


Reorganization costs                                    -        (993,107)

Income from  continuing operations
 before income taxes                             267,579          219,180


Income tax expense                               107,032           87,672

Income from continuing operations                160,547          131,508


Loss from operations of
discontinued subsidiary                                -          (13,173)

Net earnings (loss)                              160,547          118,335


Earnings per share
  (Based upon 2,170,540
  and 2,169,190  weighted average common
  and common share equivalents, respectively)     $0.07            $0.05



                    CANISCO RESOURCES, INC.
              (formerly Nuclear Support Service, Inc.
               Consolidated Statements of Cash Flows
                            (Unaudited)

                                           Three Months Ended June 30,

                                               1997                  1996

Cash flows from operating activities:
 Net earnings (loss)                        $160,547              $118,335
Adjustments to reconcile net
   earnings to net cash provided
   by (used in) operating activities:
 Depreciation and amortization               125,440               198,867
 Deferred income taxes                          -                     -
 Change in assets and liabilities
   net of effects from purchases
   and sales of subsidiaries:
 (Increase) in accounts receivable        (1,008,888)             (451,734)
 Decrease in inventory                        24,064                 8,593
 (Increase) Decrease in costs and
    estimated earnings
    in excess of billings
    on uncompleted contracts                (204,037)               725,311
 Decrease in other assets                    872,195                 84,039
 Increase in accounts payable                 41,810                203,373
 Decrease in accrued expenses               (514,467)              (611,675)
Increase in billings in
 excess of costs
 and estimated earnings on
 uncompleted contracts                        63,432                269,686
          Net cash provided (used) by
          operating activities              (439,904)               544,795

Cash flows from investing activities:
Proceeds from sale of Henze subsidiary           -                1,200,000
Purchase of property  and equipment          (24,263)                  -
          Net cash provided in (used in)
          by investing  activities           (24,263)             1,200,000

Cash flows from financing activities:
 Net borrowings (payments) on notes payable   55,890              (175,380)
 Principal payments on long-term debt       (521,600)           (1,919,450)
          Net cash provided used in
              financing activities          (465,710)           (2,094,830)
          Net Decrease in cash              (929,877)             (350,035)

Cash at beginning of period                1,308,225               550,432
Cash at end of period                       $378,348              $200,397


PART 1, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

During 1995, the Company determined that the valve repair business as then currently conducted by its Henze subsidiary, did not fit the Company's future strategy. Steps were taken to divest of this activity and it is identified in the financial statements as a discontinued operation. As a result, the line items on the Company's Consolidated Statement of Operations for the three months ended June 30, 1996, from "Revenues from services" through "Income from continuing operations" (inclusive) are presented absent the effects of Henze's operations (which are identified as discontinued operations and presented as a separate line item on a net basis). Results from continuing and discontinued operations are then combined to produce net earnings. Management's discussion and analysis focuses on the results and comparison of operations absent the effect of Henze. The Henze business was sold in June, 1996.

Revenues for the period were Twelve Million Eight Hundred and Eight Thousand ($12,808,000) compared to Twelve Million Two Hundred Sixty Three Thousand ($12,263,000) in the same prior year, an increase of 4.4%.

For the first quarter of fiscal year 1998, the power generation market accounted for thirty-eight percent (38%) of total revenues compared to thirty-five percent (35%) of total revenues for the same period last year. The petro-chemical business accounted for twenty-one percent (21%) of 1998 first quarter revenues, compared to twenty-seven percent (27%) in the same period for the quarter ended June 30, 1996. The pulp and paper market
accounted for twenty-five percent (25%)  of first fiscal quarter.   1998
revenues compared to twenty-three percent (23%) for the same period a year ago on the strength of several large turn-key projects. The revenue contribution of all other businesses collectively was sixteen percent (16%) compared to fifteen percent (15%) for the same period last year. Overall the market mix is within the range of that expected.

The gross margin for the first quarter of fiscal year 1998 increased $225,000 to $2,480,000 from the same period last year. As a percent of revenue, the gross margin for the current period increased to nineteen percent (19%) compared to eighteen percent (18%) during the period ended June 30, 1996. The power generation market margin contribution was forty-four percent (44%) versus forty-three (43%) for the same period last year. The margin contribution of the petro-chemical business increased to twenty percent (20%) from thirteen percent (13%) a year ago on the strength of several capital projects performed in the period. The pulp and paper industry accounted for twenty-six percent (26%) of gross margin, down from thirty-one percent (31%) during the same period last year. The current level of margin contribution is consistent with that expected in the market place. The higher contribution in the same period a year ago was due to several large capital projects performed in that period. All other markets contributed ten percent (10%) of gross margin compared to thirteen percent (13%) in the comparable period a year ago.

General and administrative expenses for the quarter were One Million Nine Hundred Fifty Thousand ($1,950,000) compared to One Million Nine Hundred Twelve Thousand ($1,913,000) for the same period last year. As a percentage of revenue G&A expenses decreased to fifteen percent (15%) from sixteen percent (16%) a year ago.

Income from continuing operations was Five Hundred Twenty-Nine Thousand ($529,000) compared to Three Hundred Forty One Thousand, ($341,000) for the same period last year. The increase was attributable to higher revenues and gross margin achieved in the period.

For the first quarter fiscal year 1998, interest expense increased approximately Twenty-Seven Thousand ($27,000) to Two Hundred Sixty-One Thousand ($261,000) compared to the same period a year ago. This increase was due to interest expense to unsecured creditors.

The Company had other expenses, net of income, of One Thousand ($1,000) compared to other income net of expense and reorganization expenses of One Hundred Thirteen Thousand ($113,000) for the same period a year ago. Last year significant items were reorganization expenses, gain on the discount of compromised liabilities and settlement of the ligation against Westinghouse.

Income taxes of One Hundred Seven Thousand, ($107,000) were accrued for the period compared to Eighty-Eight Thousand ($88,000) for the same period in fiscal year 1997.

The net income for the first quarter of fiscal year 1998 was approximately One Hundred Sixty-One Thousand, ($161,000) or $0.07/share compared to approximately One Hundred Thirty-One Thousand ($131,000) or $0.06/share for continuing operations and One Hundred Eighteen Thousand ($118,000) or $0.05/share aggregate net income including discontinued operations in the same period a year ago.

Currently, the Company foresees no trends which will adversely affect its progress going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowings. These sources of liquidity are reduced by the payment of direct costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving lines of credit and long term debt.

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

At June 30, 1997, the Company had borrowed approximately $6,200,000 on its revolving credit line of $11,000,000 and had an outstanding principal balance of $3,120,000 on its long term secured loan obligation. The Company is in compliance with the debt covenants as amended from time to time.

At June 30, 1997, the Company had working capital of approximately $5,852,000 compared to working capital of $5,269,000 at March 31, 1997. The increase in working capital was due primarily to the increase in accounts receivable.

The Company anticipates that working capital and available bank credit will be sufficient to meet cash needs for the coming year.

CAUTIONARY STATEMENT

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


PART II   ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27     Financial Data Schedule for the Three Month Period
               Ended June 30, 1997.

                         SIGNATURES

Date:     August 13, 1997            CANISCO RESOURCES, INC.



                                     /s/ Ralph A. Trallo

                                     Ralph A. Trallo
                                     President and CEO


                                     /s/ Michael J. Olson

                                     Michael J. Olson
                                    Chief Financial Officer