Form 10-Q
period 1997-09-30
CANISCO RESOURCES INC
filed 1997-10-30
CIK 317488

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 1997

                             OR

  (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ____________ to __________

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

                        302-777-5050
    (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES (X)      NO ( )

 Common Stock, par value $.00025 per share 2,215,540 shares
            outstanding as of September 30, 1997.

                   CANISCO RESOURCES, INC.
          (formerly Nuclear Support Services, Inc.)

PART I  ITEM 1

FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 1997 and
March 31, 1997

Consolidated Statements of Operations for the Three Month
Periods Ended September 30, 1997 and 1996

Consolidated Statements of Operations for the Six Month
Periods Ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows for the Six Month
Periods Ended September 30, 1997 and 1996


PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II  ITEM 6

Exhibits and Reports on Form 8-K

PART I  ITEM 1       FINANCIAL STATEMENTS


                   CANISCO RESOURCES, INC.
          (formerly Nuclear Support Services, Inc.)
                 Consolidated Balance Sheets
Assets
     Assets                     September 30, 1997    March 31, 1997
                                    (Unaudited)
Current Assets:

Cash                                   $340,032        $1,308,225
Accounts receivable, net
   Billed                            10,199,579         8,637,956
   Unbilled                             494,005           222,193
   Other                                198,942           209,885
     Total accounts receivable       10,892,526         9,070,034

Inventory                               385,971           407,166
Deferred income taxes                   391,000           391,000
Other prepaid expenses and
 current assets                         412,180         1,590,187
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts                1,734,632           924,075
     Total current assets            14,156,341        13,690,687

Property and equipment
   Land                                 954,100           954,100
   Buildings and improvements         1,085,812         1,085,812
   Machinery and equipment            2,408,275         2,378,759
   Furniture and fixtures               390,339           374,803
   Vehicles                             419,921           419,921
     Total property and equipment     5,258,447         5,213,395
     Less accumulated depreciation    1,797,870         1,543,280
     Property and equipment, net      3,460,577         3,670,115

Intangible pension asset                957,706         1,009,474
Deferred income taxes                 2,297,000         2,297,000
Other assets                            582,265           633,675

      Total assets                  $21,453,889       $21,300,951

                    CANISCO RESOURCES, INC.
          (formerly Nuclear Support Services, Inc.)
                 Consolidated Balance Sheets
            Liabilities and Shareholders' Equity


Liabilities and Shareholders Equity
                                September 30, 1997    March 31, 1997
                                    (Unaudited)
Current Liabilities:

Notes payable                         $       0            $756,969
Current portion of long-term debt     2,053,314           2,053,314
Accounts payable                      2,205,595           2,092,506
Other accrued expenses                2,546,302           3,002,626
Billings in excess of costs
 and estimated earnings on
 uncompleted contracts                  505,815             516,617
          Total current liabilities   7,311,026           8,422,032

Long-term debt, less current portion  2,756,413           3,808,314
Accrued pension cost                  1,007,533           1,052,197
Notes payable to Bank                 7,193,344           5,412,020
          Total liabilities          18,268,316          18,694,563

Shareholders' equity:
   Common stock, $.0025 par
    value, authorized
    10,000,000 shares, issued,
    2,477,592 shares;
    outstanding 2,215,540 shares         6,194               6,194
    Additional paid-in capital       2,873,101           3,478,576
    Retained earnings                4,257,815           3,751,755
    Treasury stock, at cost         (3,951,537)         (4,630,137)
          Total shareholders'equity  3,185,573           2,606,388
          Total liabilities
     and shareholders'equity       $21,453,889         $21,300,951


                   CANISCO RESOURCES, INC.
          (formerly Nuclear Support Services, Inc.)
           Consolidated Statements of  Operations
                         (Unaudited)
                                    Three Months Ended September 30,
                                        1997            1996
Revenues from services             $ 14,901,690      $14,505,968
Cost of services                     12,115,416       11,600,563
          Gross margin                2,786,274        2,905,405

General and administrative expenses   1,949,865        2,009,930
Income from continuing operations       836,409          895,475

Interest expense                       (264,538)        (183,920)
Other income, net                         3,985           10,218

Income from continiung operations
  before income taxes                   575,856          721,773

Income tax expense                      230,343          288,708

Income from continuing operations       345,513          433,065

Loss from operations of discontinued
 subsidiary                                   0          (29,228)

Net earnings                            345,513          403,837

Earnings per share                        $.016            $.019

Weighted average common shares        2,193,040        2,169,190

                   CANISCO RESOURCES, INC.
          (formerly Nuclear Support Services, Inc.)
           Consolidated Statements of  Operations
                         (Unaudited)
                                      Six Months Ended September 30,
                                        1997             1996
Revenues from services              $27,709,523        $26,768,832
Cost of services                     22,443,456         21,610,702
          Gross margin                5,266,067          5,158,130

General and administrative expenses   3,883,960          3,921,941
Income from continuing operations     1,382,107          1,236,189

Interest expense                       (525,884)          (417,966)
Other (expense)income, net              (12,788)         1,115,836

Income before reorganization costs
  and income taxes                      843,435          1,934,059


Reorganization costs                          0           (993,107)

Income from continuing operations
  before income taxes                   843,435            940,952

Income tax expense                      337,375            376,381

Income from continuing operations       506,060            564,571

Loss from operations of discontinued
 subsidiary                                   0            (42,401)

Net earnings                            506,060            522,170

Earnings per share                        $0.23              $0.24

Weighted average common shares        2,193,040          2,169,190

                   CANISCO RESOURCES, INC.
           (formerly Nuclear Support Service, Inc.
            Consolidated Statements of Cash Flows
                         (Unaudited)
                                     Six Months Ended September 30,
                                        1997               1996
Cash flows from operating
 activities:
   Net earnings                        $506,060          $522,170
Adjustments to reconcile to
 net earnings to net cash
 (used in) operating activities:
   Depreciation and amortization        254,590           303,167
   Deferred income taxes                      0           766,157
Changes in assets and liabilities,
 net of effects from purchases and
 sales of subsidiaries:
   Increase in accounts receivable   (1,822,492)       (2,150,734)
   Decrease in inventory                 21,195            40,309
   (Increase) decrease in costs
     and estimated earnings in
     excess of billings on
     uncompleted contracts             (810,557)          661,482
   Decrease in other assets           1,281,185           115,083
   Decrease (increase) in
     accounts payable                  (643,880)          216,544
   Decrease in accrued expenses        (500,988)       (1,417,582)
  (Decrease)increase in billings
    in excess of costs and
    estimated earnings
    on uncompleted contracts            (10,802)          354,399
Net cash (used in)
 operating activities                (1,725,689)         (589,005)

Cash flows from investing
 activities:
    Proceeds from sale of Henze
     subsidiary                               0         1,200,000
    Net purchase of property
     and equipment                      (45,052)          (18,640)
Net cash provided in (used in)
 by investing activities                (45,052)        1,181,360

Cash flows from financing activities:
    Net borrowings  on notes payable  1,781,324         1,118,178
    Proceeds from long-term debt              0         3,900,000
    Principal payments on
      long-term debt                 (1,051,901)       (5,781,524)
    Proceeds from reissue
        of Treasury Stock                73,125                 0
Net cash provided by (used in)
 financing activities                   802,548          (763,346)
Net Decrease in cash                   (968,193)         (170,991)

Cash at beginning of period           1,308,225           550,432
Cash at end of period                  $340,032          $379,441

PART I  ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 1996

Revenues for the period were Fourteen Million Nine Hundred Two Thousand ($14,902,000) compared to Fourteen Million
Five Hundred Six Thousand ($14,506,000) in the prior year, an increase of 2.7%. The power generation market accounted for twenty-eight percent (28%) of total revenues compared to twenty-five percent (25%) of total revenues for the same period last year. The petro-chemical business was unchanged from a year ago at twenty-two percent (22%) of second quarter revenues. The pulp and paper market declined to twenty percent (20%) of second quarter 1997 revenues compared to twenty-three percent (23%) for the same period a year ago. The revenue contribution of all other businesses collectively was thirty percent (30%) unchanged from the same period last year.

The gross margin for the period was Two Million Seven Hundred Eighty Six Thousand ($2,786,000) a reduction of One Hundred Nineteen ($119,000) for the same period a year ago. The decrease is attributable to competitive pressures in the market place and completion of several capital projects which were performed in the prior year. As a percent or revenue , the gross margin for the current period was nineteen percent (19%) compared to twenty percent (20%)
during the period ended September 30, 1996.   The power
generation market margin contribution was thirty-three percent (33%) versus thirty-five percent (35%) for the same period last year. The margin contribution for the petro-chemical business increased to nineteen percent (19%) from fourteen percent (14%) a year ago. The pulp and paper industry accounted for twenty-one percent (21%) of gross margin down from twenty-eight percent (28%) during the same period last year. All other markets contributed twenty-seven percent (27%) of gross margin compared to twenty-three percent (23%) in the comparable period a year ago.

General and administrative expenses for the quarter were One Million Nine Hundred Fifty Thousand ($1,950,000) compared to Two Million Ten Thousand ($2,010,000) in the same period last year. As a percentage of revenue General & Administrative expenses decreased to thirteen percent (13%) from fourteen percent (14%) the prior year.

Income from continuing operations was Eight Hundred Thirty Six Thousand ($836,000) compared to Eight Hundred Ninety-Five Thousand ($895,000) for the same period last year.
The decrease is attributable to the slight reduction in gross profit margins of one percent (1%) offset somewhat by decrease in General & Administrative expenses.
Interest expense increased approximately Eighty-One Thousand ($81,000) or forty-four percent (44%) to Two Hundred Sixty Five Thousand ($265,000) from the same period a year ago. This increase was due to interest expense associated with payments to the unsecured creditors. Other income, net of expenses, was Four Thousand ($4,000) from Ten Thousand ($10,000) a year ago.

Income taxes of Two Hundred Thirty Thousand ($230,000) were accrued for the period compared to Two Hundred Eighty-Nine
Thousand ($289,000) for the same period a year ago.

The net income from continuing operations was approximately Three Hundred Forty-Six Thousand ($346,000) or $0.16/share compared to Four Hundred Thirty-Three Thousand ($433,000) or $0.20/share for the same period last year. There were no losses attributable to discontinued operations for the quarter ended September 30, 1997 compared to Twenty-Nine Thousand ($29,000) for the same period a year ago. The Company posted net earnings of Three Hundred Forty-Six Thousand ($346,000) or $0.16/share compared to Four Hundred Four Thousand ($404,000) or $0.19/share for the same period in the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the period were Twenty-Seven Million Seven Hundred Ten Thousand ($27,710,000) compared to Twenty-Six Million Seven Hundred Sixty -Nine Thousand ($26,769,000) for the prior year. The power generation market accounted for thirty-three percent (33%) of total revenues compared to thirty percent (30%) of total revenues for the same period last year. The petro-chemical market provided revenues of twenty-two percent (22%) compared to twenty-four percent (24%) for the six months ended September 1996. The pulp and paper market accounted for twenty-two percent (22%) of revenues compared to twenty-three percent (23%) for the same period last year. The revenue contribution of all other businesses collectively was unchanged at twenty-three percent (23%).

The gross margin for the period increased One Hundred Eight Thousand ($108,000) to Five Million Two Hundred Sixty-Six Thousand ($5,266,000) when compared to the same period a year ago. As a percent of revenue, the gross margin for the current period remained constant at nineteen percent (19%). The power generation market margin contribution remained constant with the prior year at thirty-eight percent (38%). The margin contribution of the petro-chemical business increased to nineteen percent (19%) from fourteen (14%) a year ago. The pulp and paper industry accounted for twenty three percent (23%) of gross margin, down from twenty-nine percent (29%) during the same period last year. All other markets contributed twenty percent (20%) of gross margin compared to nineteen percent (19%) in the comparable period a year ago.

General and administrative expenses for the first six months decreased Thirty-Eight Thousand ($38,000) to Three Million Eight Hundred Eighty-Four Thousand ($3,884,000) compared to the same period last year. As a percentage of revenue General & Administrative expenses decreased to fourteen percent (14%) from fifteen percent (15%).

Income from continuing operations was One Million Three
Hundred Eighty Two Thousand ($1,382,000) compared to One
Million Two Hundred Thirty-Six Thousand ($1,236,000) for the same period last year.

Interest expense increased approximately One Hundred Eight Thousand ($108,000) or twenty-six percent (26%) to Five Hundred Twenty Six Thousand ($526,000) compared to the same period a year ago. The increase was due to interest expense
associated with payments to the unsecured creditors.   The
Company had other expenses, net of income, of Thirteen Thousand ($13,000) compared to other income, net of expense, and reorganization costs of One Hundred Twenty Three Thousand ($123,000) for the same period a year ago. Significant items last year were reorganization expenses, gain on the discount of compromised liabilities and settlement of the litigation against Westinghouse.

Income taxes of Three Hundred Thirty Seven Thousand
($337,000) were accrued for the period compared to Three
Hundred Seventy-Six Thousand ($376,000) for the same period a year ago.

Income from continuing operations for the first six months of fiscal year 1997 was approximately Five Hundred Six
Thousand ($506,000) or $0.23/share compared to $0.26/share or Five Hundred Sixty Five Thousand ($565,000) for the same period last year. There were no losses attributable to discontinued operations for the first six month period of the current year compared to Forty-Two Thousand ($42,000) for the same period a year ago. The Company posted net earnings of Five Hundred Six Thousand ($506,000) or
$0.23/share compared to Five Hundred Twenty-Two Thousand
($522,000) or $0.24/share for the same period a year ago.

Current Trends

LIQUIDITY AND CAPITAL RESOURCES
The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowings. These sources of liquidity are reduced by the payment of directs costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving lines of credit and long term debt.

The Company was operating as a Debtor-In-Possession under the terms of Chapter 11 Reorganization of the United States Bankruptcy Code, Case Number 1-95-01767 prior to its emergency from bankruptcy on July 1, 1996. As of March 1, 1996 the Company entered into a cash collateral stipulation allowing it to use its own cash for continued operations. The use of cash collateral continued through July 1, 1996, when the Company secured financing with a new lender, BNY Financial Corporation. This refinancing consists of a five year commitment for an $11,000,000 revolving credit line and $3,900,000 in long term debt.

At September 30, 1997, the Company had borrowed approximately $7,200,000 on its revolving credit line of $11,000,000 and had an outstanding principal balance of $2,925,000 on its long term secured loan obligation. The
Company is in compliance with the debt covenants as amended from time to time.

At September 30, 1997, the Company had working capital of approximately $6,845,000 compared to working capital of $5,269,000 at March 31, 1997. The increase in working capital was due primarily to the increase in accounts receivable.

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

PART III, ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27     Financial Data Schedule for the Six Month Period
               Ended September 30, 1997