Form 10-Q/A
period 1997-09-30
CANISCO RESOURCES INC
filed 1997-12-16
CIK 317488

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

Shareholders' equity:
   Common stock, $.0025 par
    value, authorized
    10,000,000 shares, issued,
    2,477,592 shares;
    outstanding 2,215,540 shares         6,194               6,194
    Additional paid-in capital       2,873,101           3,478,576
    Retained earnings                4,257,815           3,751,755
    Treasury stock, at cost         (3,951,537)         (4,630,137)
          Total shareholders'equity  3,185,573           2,606,388
          Total liabilities
     and shareholders'equity       $21,453,889         $21,300,951


                   CANISCO RESOURCES, INC.
          (formerly Nuclear Support Services, Inc.)
           Consolidated Statements of  Operations
                         (Unaudited)
                                    Three Months Ended September 30,
                                        1997            1996
Revenues from services             $ 14,901,690      $14,505,968
Cost of services                     12,115,416       11,600,563
          Gross margin                2,786,274        2,905,405

General and administrative expenses   1,949,865        2,009,930
Income from continuing operations       836,409          895,475

Interest expense                       (264,538)        (183,920)
Other income, net                         3,985           10,218

Income from continiung operations
  before income taxes                   575,856          721,773

Income tax expense                      230,343          288,708

Income from continuing operations       345,513          433,065

Loss from operations of discontinued
 subsidiary                                   0          (29,228)

Net earnings                            345,513          403,837

Earnings per share                        $0.16            $0.19

Weighted average common shares        2,193,040        2,169,190

                   CANISCO RESOURCES, INC.
          (formerly Nuclear Support Services, Inc.)
           Consolidated Statements of  Operations
                         (Unaudited)
                                      Six Months Ended September 30,
                                        1997             1996
Revenues from services              $27,709,523        $26,768,832
Cost of services                     22,443,456         21,610,702
          Gross margin                5,266,067          5,158,130

General and administrative expenses   3,883,960          3,921,941
Income from continuing operations     1,382,107          1,236,189

Interest expense                       (525,884)          (417,966)
Other (expense)income, net              (12,788)         1,115,836

Income before reorganization costs
  and income taxes                      843,435          1,934,059


Reorganization costs                          0           (993,107)

Income from continuing operations
  before income taxes                   843,435            940,952

Income tax expense                      337,375            376,381

Income from continuing operations       506,060            564,571

Loss from operations of discontinued
 subsidiary                                   0            (42,401)

Net earnings                            506,060            522,170

Earnings per share                        $0.23              $0.24

Weighted average common shares        2,193,040          2,169,190

                   CANISCO RESOURCES, INC.
           (formerly Nuclear Support Service, Inc.
            Consolidated Statements of Cash Flows
                         (Unaudited)
                                     Six Months Ended September 30,
                                        1997               1996
Cash flows from operating
 activities:
   Net earnings                        $506,060          $522,170
Adjustments to reconcile to
 net earnings to net cash
 (used in) operating activities:
   Depreciation and amortization        254,590           303,167
   Deferred income taxes                      0           766,157
Changes in assets and liabilities,
 net of effects from purchases and
 sales of subsidiaries:
   Increase in accounts receivable   (1,822,492)       (2,150,734)
   Decrease in inventory                 21,195            40,309
   (Increase) decrease in costs
     and estimated earnings in
     excess of billings on
     uncompleted contracts             (810,557)          661,482
   Decrease in other assets           1,281,185           115,083
   Decrease (increase) in
     accounts payable                  (643,880)          216,544
   Decrease in accrued expenses        (500,988)       (1,417,582)
  (Decrease)increase in billings
    in excess of costs and
    estimated earnings
    on uncompleted contracts            (10,802)          354,399
Net cash (used in)
 operating activities                (1,725,689)         (589,005)

Cash flows from investing
 activities:
    Proceeds from sale of Henze
     subsidiary                               0         1,200,000
    Net purchase of property
     and equipment                      (45,052)          (18,640)
Net cash provided in (used in)
 by investing activities                (45,052)        1,181,360

Cash flows from financing activities:
    Net borrowings  on notes payable  1,781,324         1,118,178
    Proceeds from long-term debt              0         3,900,000
    Principal payments on
      long-term debt                 (1,051,901)       (5,781,524)
    Proceeds from reissue
        of Treasury Stock                73,125                 0
Net cash provided by (used in)
 financing activities                   802,548          (763,346)
Net Decrease in cash                   (968,193)         (170,991)

Cash at beginning of period           1,308,225           550,432
Cash at end of period                  $340,032          $379,441

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