Form 10-Q
period 1997-12-31
CANISCO RESOURCES INC
filed 1998-02-05
CIK 317488

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
               Washington, DC  20549

                     FORM 10-Q

 (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended December 31, 1997

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

  300 Delaware Avenue, Suite 714, Wilmington, DE 19801
  (Address of Principal Executive Office)      (Zip Code)

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


Common Stock, par value $.0025 per share 2,215,540 shares outstanding as of December 31, 1997.


              CANISCO RESOURCES, INC.
     (formerly Nuclear Support Services, Inc.)

                  PART I  ITEM 1

               FINANCIAL STATEMENTS
    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheets as of
December 31, 1997 and March 31, 1997

Unaudited Consolidated Statements of Operations for the Three Month Periods Ended December 31,
1997 and 1996

Unaudited Consolidated Statements of Operations for the Nine Month Periods Ended December 31, 1997
and 1996

Unaudited Consolidated Statements of Cash Flows for the Nine Month Periods Ended December 31, 1997
and 1996

                  PART I   ITEM 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations


                 PART II   ITEM 6

Exhibits and Reports on Form 8-K

PART I ITEM 1   FINANCIAL STATEMENTS

              CANISCO RESOURCES, INC.
     (formerly Nuclear Support Services, Inc.)
            Consolidated Balance Sheets

Assets
                            December 31, 1997    March 31, 1997
                                  (Unaudited)
Current assets:

Cash                               $  722,400    $1,308,225
Accounts receivable, net
   Billed                           8,088,711     8,637,956
   Unbilled                           461,957       222,193
   Other                              218,341       209,885
     Total accounts receivable      8,769,009     9,070,034

Inventory                             413,234       407,166
Deferred income taxes                 176,000       391,000
Other prepaid expenses and
   current assets                   1,068,911     1,590,187
Costs and estimated earnings
   in excess of billings on
   uncompleted contracts            1,464,259       924,075
     Total current assets          12,613,813    13,690,687

Property and equipment
   Land                               954,100       954,100
   Buildings and improvements       1,085,812     1,085,812
   Machinery and equipment          2,479,231     2,378,759
   Furniture and fixtures             404,811       374,803
   Vehicles                           413,296       419,921
     Total property and equipment   5,337,250     5,213,395
     Less accumulated depreciation  1,920,395     1,543,280
     Property and equipment, net    3,416,855     3,670,115

Intangible pension asset              931,822     1,009,474
Deferred income taxes               2,037,000     2,297,000
Other assets                          544,989       633,675

    Total assets                  $19,544,479   $21,300,951

              CANISCO RESOURCES, INC.
     (formerly Nuclear Support Services, Inc.)
            Consolidated Balance Sheets



Liabilities and Shareholders Equity
                            December 31, 1997    March 31, 1997
                                  (Unaudited)
Current Liabilities:

Notes payable                         $       0    $   756,969
Current portion of long-term debt     2,053,314      2,053,314
Accounts payable                      2,174,892      2,092,506
Other accrued expenses                1,907,727      3,002,626
Billings in excess of costs
 and estimated earnings on
 uncompleted contracts                  411,306        516,617
       Total current liabilities      6,547,239      8,422,032


Long-term debt,less current portion   2,316,863      3,808,314
Accrued pension cost                    968,950      1,052,197
Notes payable to Bank                 6,320,007      5,412,020
       Total liabilities             16,153,059     18,694,563

Shareholders' equity:
  Common stock, $.0025 par
   value, authorized
   10,000,000 shares; issued
   2,477,592 shares,
   outstanding 2,215,540 shares           6,194         6,194
  Additional paid-in-capital          2,873,101     3,478,576
Retained earnings                     4,463,662     3,751,755
  Treasury stock, at cost            (3,951,537)   (4,630,137)
       Total shareholders' equity     3,391,420     2,606,388

       Total liabilities and
        shareholders' equity        $19,544,479   $21,300,951

              CANISCO RESOURCES, INC.
     (formerly Nuclear Support Services, Inc).
       Consolidated Statements of Operations
                    (Unaudited)

                               Three Months Ended December 31,
                                          1997           1996
Revenues from services             $ 14,007,229   $13,249,980
Cost of services                     11,439,532    10,680,547
      Gross margin                    2,567,697     2,569,433

General and administrative expenses   1,967,244     1,951,001
Income from continuing operations       600,453       618,432

Interest expense                       (259,973)     (372,952)
Other income (expense), net               2,599       (31,990)

Income from continuing operations
 before income taxes                    343,079       213,490
Income tax expense                      137,232        85,396
Income from continuing operations       205,847       128,094

Loss from operations of
 discontinued subsidiary                      0        (6,543)

Net earnings                           $205,847      $121,551

Earnings per share                        $0.09         $0.06

Weighted average common shares        2,215,540     2,169,845

Earnings per share (diluted)              $0.09         $0.05

Weighted average
 common shares (diluted)              2,398,474     2,420,098

              CANISCO RESOURCES, INC.
     (formerly Nuclear Support Services, Inc).
       Consolidated Statements of Operations
                    (Unaudited)

                                 Nine Months Ended December 31,
                                         1997             1996
Revenues from services             $ 41,716,752    $40,018,812
Cost of services                     33,882,988     32,291,249
      Gross margin                    7,833,764      7,727,563

General and administrative expenses   5,851,204      5,872,942
Income from continuing operations     1,982,560      1,854,621

Interest expense                       (785,857)      (790,918)
Other net (expense) income              (10,189)     1,083,847
Income before reorganization costs
 and income taxes                     1,186,514      2,147,550

Reorganization costs                          0       (993,107)

Income from continuing operations
 before income taxes                  1,186,514      1,154,443


Income tax expense                      474,607        461,777

Income from continuing operations       711,907        692,666

Loss from operations of
 discontinued subsidiary                      0        (48,944)

Net earnings                           $711,907       $643,722

Earnings per share                        $0.32          $0.30

Weighted average common shares        2,193,040      2,169,845

Earnings per share (diluted)              $0.30          $0.27

Weighted average
 common shares (diluted)              2,398,474      2,420,098

              CANISCO RESOURCES, INC.
     (formerly Nuclear Support Services, Inc).
       Consolidated Statements of Cash Flows
                    (Unaudited)
                                 Nine Months Ended December 31,
                                         1997             1996
Cash flows from operating
 activities:
   Net earnings                        $711,907       $643,722
Adjustments to reconcile net
 earnings to net cash provided by
 (used in) operating activities:
   Depreciation and amortization        488,940        489,297
   Deferred income taxes                475,000        766,157
Change in assets and liabilities
 net of effects from purchases
 and sales of subsidiaries:
   Decrease in accounts receivable      301,025        520,960
   (Increase) in inventory               (6,068)       (75,083)
(Increase) decrease in costs
    and estimated earnings in excess
    of billings on uncompleted
    contracts                          (540,184)     1,114,369
   Decrease in other assets             575,789        192,165
   (Decrease) in accounts payable      (674,583)    (3,436,760)
   (Decrease) in accrued expenses    (1,178,144)    (1,945,095)
   (Decrease) increase in billings
    in excess of costs and
    estimated earnings on
    uncompleted contracts              (105,311)       379,058
   Net cash provided by (used in)
    operating activities                 48,371     (1,351,210)

Cash flows from investing activities:
   Proceeds from sale of Henze
    subsidiary                                0      1,200,000
   Net purchase of property
    and equipment                      (123,855)       (66,925)
   Net cash (used in) provided by
    investing activities               (123,855)     1,133,075

Cash flows from financing activities:
   Net borrowings on notes payable      907,987      2,415,412
   Proceeds from long term debt               0      3,900,000
   Principal Payments on
    long-term debt                  (1,491,451)     (5,976,524)
   Proceeds from reissue of
    Treasury Stock                       73,123              0
   Exercise of Stock options                  0          6,075
Net cash provided by (used in)
    financing activities               (510,341)       344,963
   Net (Decrease) increase in cash     (585,825)       126,828

   Cash at beginning of period        1,308,225        550,432
   Cash at end of period               $722,400       $677,260

PART I, ITEM 2

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

In June, 1997, the FASB issued Statement of
Financial Accounting Standards No. 130, Reporting
Comprehensive Income. Statement No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
Statement No. 130 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will not have impact upon results of operations, financial condition or long-term liquidity. The
Company is in compliance with the standards established by this Statement as required.

FINANCIAL CONDITION AND LIQUIDITY

The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowing. These sources of liquidity are reduced by the payment of direct costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving line of credit and term debt.

At December 31, 1997, the Company had borrowed approximately $6,300,000 on its revolving credit line of $11,000,000 and had an outstanding principal balance of $2,730,000 on its long-term debt obligation to the bank and approximately
1,600,000 on its debt obligation to the unsecured creditors.

At December 31, 1997 the Company has working capital of approximately $6,100,000 compared to working capital of $5,300,000 at March 31, 1997.
The improvement in working capital was due primarily to the reduction of notes payable and other accrued expenses offset somewhat by reduction in prepaid expenses and other current assets.

The Company anticipates that current working capital and available bank credit will be sufficient to meet cash needs for the coming year.

The Company is in compliance with debt covenants under its credit agreement.

RESULTS OF OPERATIONS

During Fiscal Year 1995, the Company determined that the valve repair business as then currently conducted by its Henze subsidiary did not fit the Company's future strategy. Steps were taken to divest of this activity and it is identified in the financial statements as a discontinued operation. As a result, the line items on the Company's Consolidated Statement of Operations for the nine months ended December 31, 1996, from "Revenues from services" through "Income from continuing operations" (inclusive) are presented absent the effects of Henze's operations (which are identified as discontinued operations and presented as a separate line item on a net basis).
Results from continuing and discontinued operations are then combined to produce net earnings. Management's discussion and analysis focuses on the results and comparison of continuing operations.

THREE MONTHS ENDED DECEMBER 31, 1997
COMPARED TO THE THREE MONTHS ENDING DECEMBER 31,
1996

Revenues for the period were Fourteen Million
Seven Thousand ($14,007,000) compared to Thirteen
Million Two Hundred Fifty Thousand ($13,250,000) in the prior year.

The power generation market accounted for thirty-three percent (33%) of total revenues compared to twenty-eight percent (28%) of total revenues for the same period last year. The increase was driven on the strength of several maintenance projects performed in the period. The petro-chemical business accounted for twenty-one percent
(21%) of 1997 third quarter revenues, compared to sixteen percent (16%) for the quarter ended
December 31, 1996. The prior year revenues in this market sector were abnormally low whereas the revenues in the current period are more reflective of the company's business mix. The pulp and paper market accounted for twenty-one percent (21%) of revenues compared to thirty-two percent (32%) in the comparable period a year ago. The decrease in revenue in the pulp and paper market sectors was primarily due to the completion of several large capital projects performed in the prior year. The revenue contribution of all other businesses collectively was twenty-five percent (25%) compared to twenty-four percent (24%) for the same period last year.

The gross margin for the period was essentially unchanged at Two Million Five Hundred Sixty Eight
Thousand ($2,568,000) compared to Two Million Five
Hundred Sixty Nine Thousand ($2,569,000) for the same period last year. As a percent of revenue, the gross margin for the current period decreased to eighteen percent (18%) compared to nineteen percent (19%) during the period ended December 31, 1996. The power market margin contribution was thirty-four percent (34%) versus thirty-eight percent (38%) for the same period last year. The margin contribution for the petro-chemical business increased to sixteen percent (16%) from eight percent (8%) a year ago. The pulp and paper industry accounted for twenty-six percent (26%) of gross margin, down from forty-four percent (44%) during the same period last year. All other markets contributed twenty-four percent (24%) of gross margin compared to ten percent (10%) in the comparable period a year ago. Changes in margin contribution were related to shifts in revenues between market sectors.

General and administrative expenses for the quarter were One Million Nine Hundred Sixty Seven
Thousand ($1,967,000) compared to One Million Nine
Hundred Fifty One Thousand ($1,951,000) the same period last year. As a percentage of revenue
General & Administrative expenses decreased to fourteen percent (14%) from fifteen percent (15%) the prior year.

Income from continuing operations was Six Hundred
Thousand ($600,000) compared to Six Hundred
Eighteen Thousand ($618,000) for the same period last year.

Interest expense for the period was Two Hundred
Sixty Thousand ($260,000) compared to Three
Hundred Seventy Three Thousand ($373,000) for the same period a year ago. The expenses in the comparable period last year included the initial interest payment for the prepetition debt which covered a 12-month period.

Other Income, net of expenses, was Three Thousand
($3,000) compared to other expense, net of income, of Thirty Two Thousand ($32,000) for the same period a year ago.

Income taxes of One Hundred Thirty Seven Thousand
($137,000) were accrued for the period compared to Eighty Five Thousand ($85,000) for the same period a year ago.

The net income from continuing operations was approximately Two Hundred Six Thousand ($206,000) or $0.09 per share compared to One Hundred Twenty
Eight Thousand ($128,000) or $0.06 per share for the same period last year. There were no losses attributable to discontinued operations in the period compared to Seven Thousand ($7,000) for the same quarter a year ago. Combining continuing and discontinued operations, the Company posted an aggregate net income of Two Hundred Six Thousand
($206,000) or $0.09 per share compared to One
Hundred Twenty One Thousand ($121,000) or $0.06 per share for the same period in the prior year.

NINE MONTHS ENDED DECEMBER 31, 1997
COMPARED TO THE NINE MONTHS ENDED DECEMBER 31,
1996

Revenues for the period were Forty One Million
Seven Hundred Seventeen Thousand ($41,717,000) compared to Forty Million Nineteen Thousand
($40,019,000) for the prior year.

The power generation market accounted for thirty-three percent (33%) of total revenues compared to twenty-nine percent (29%) of total revenues for the same period last year. The petro-chemical business was unchanged at twenty-two percent (22%) of revenues compared to the same period last year.
The pulp and paper market accounted for twenty-one percent (21%) of revenues compared to twenty-six percent (26%) for the same period last year. The decline was due to several large turnkey projects performed last year. The revenue contribution of all other businesses collectively was twenty-four percent (24%) compared to twenty-three percent
(23%) for the same period last year.

The gross margin when compared to the same period a year ago increased One Hundred Six Thousand
($106,000) to Seven Million Eight Hundred Thirty
Four Thousand ($7,834,000). As a percent of revenue, the gross margin for the nine months ended December 31, 1997 remained constant at nineteen percent (19%) compared to the prior year.
The power market margin contribution was thirty-seven percent (37%) versus thirty-eight percent
(38%) for the same period last year. The margin contribution of the petro-chemical business increased to eighteen percent (18%) from twelve percent (12%) a year ago. The pulp and paper industry accounted for twenty-four percent (24%) of gross margin, down from thirty-four percent
(34%) during the same period last year. This decline was attributable to several large capital projects completed during the prior year. All other markets contributed twenty-one percent (21%) of gross margin compared to sixteen (16%) in the comparable period a year ago.

General and administrative expenses compared to the first nine months last year decreased Twenty
Two Thousand ($22,000) to Five Million Eight
Hundred Fifty One Thousand ($5,851,000) compared to the same period last year. As a percentage of revenue General & Administrative expenses decreased to fourteen percent (14%) from fifteen percent (15%).

Income from continuing operations was One Million
Nine Hundred Eighty Three Thousand ($1,983,000) compared to One Million Eight Hundred Fifty Five
Thousand ($1,855,000) for the same period last year.

Interest expense remained relatively constant at Seven Hundred Eighty Six Thousand ($786,000) compared to Seven Hundred Ninety One Thousand
($791,000) the same period a year ago.

Other expenses, net of income, was Ten Thousand
Dollars ($10,000) compared to other income, net of expenses, of One Million Eighty Four Thousand
($1,084,000) a year ago. The prior year gain was due to litigation settlement and the gain recorded due to discounting prepetition debt. There were no reorganization expenses accrued in the period compared to Nine Hundred Ninety-Three Thousand
($993,000) a year ago.

Income taxes of Four Hundred Seventy Four Thousand
($474,000) were accrued for the period compared to Four Hundred sixty-two Thousand ($462,000) for the same period a year ago.

The net income from continuing operations for the first nine months of fiscal year 1997 was approximately Seven Hundred Twelve Thousand
($712,000) compared to Six Hundred Ninety Three
Thousand ($693,000) for the same period last year.
The earnings per share were $0.32 in both periods.
There were no losses attributable to discontinued operations in the current period compared to a loss of Forty Nine Thousand ($49,000) for the same period a year ago. Combining continuing and discontinued operations, the Company posted an aggregate net income of Seven Hundred Eleven
Thousand ($711,000) or $0.32 per share compared to a net income of Six Hundred Forty Four Thousand
($644,000) or ($.30) per share in the same period a year ago.

CURRENT TRENDS

Statements in this Report on Form 10Q which express the "belief", "anticipation" or
"expectation," as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private
Securities Litigation Reform Action of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors such as competitive market pressures, material changes in demand from larger customers, availability of labor, changes in government policies and changes in economic conditions could cause actual results to differ materially from those in the forward-looking statements.

The Company enters it fourth fiscal quarter with a substantial backlog of business. The seasonality of our business, as in the past, will have greatest impact in the fourth fiscal quarter.
Overall, management anticipates continued profitability at year-end.

PART II

ITEM 6    EXHIBITS AND REPORTS ON
FORM 8-K

Exhibit 27   Financial Data Schedule for the Nine-
Month
             Period Ended December 31, 1997.


SIGNATURES

     Pursuant to the requirements of the
Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:                          CANISCO RESOURCES,
INC.

February 5, 1998               /s/  Ralph A. Trallo
                               Ralph A. Trallo
                               President
                               Chief Executive Officer
                               Director

February 5, 1998                /s/ Michael J. Olson
                                Michael J. Olson
                                Vice President, Finance
                                Secretary/Treasurer and
                                Chief Financial Officer