Form 10-K
period 1998-03-31
CANISCO RESOURCES INC
filed 1998-06-26
CIK 317488

FORM 10-K
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended March 31, 1998
                                    OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value held by non-affiliates of the registrant as of
                               March 31, 1998:
              Common Stock, par value $.0025 per share   $4,848,215

       The number of shares outstanding as of the close of business on
            June 25, 1998, was 2,465,540 shares of Common Stock,
                         par value $.0025 per share.


           CANISCO RESOURCES, INC. - 1998 Form 10-K Annual Report

                             Table of Contents
PART I

Item  1.    Business                                                   3

Item  2.    Properties                                                 8

Item  3.    Legal Proceedings                                          8

Item  4.    Submission of Matters to a Vote of Security Holders        9

PART II

Item  5.    Market for the Registrant's Common Equity and
            Related Stockholder Matters                                9

Item  6.    Selected Financial Data                                   10

Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11

Item  8.    Financial Statements and Supplementary Data               16

Item  9.    Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                       35

PART III

Item 10.    Directors and Executive Officers of the Registrant        35

Item 11.    Executive Compensation                                    35

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                            35

Item 13.    Certain Relationships and Related Transactions            35

PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                       36

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement for the Annual Meeting of Shareholders on August 11, 1998, are incorporated into Part III as set forth herein.

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

Nuclear Support Services, Inc. was organized in 1973 as a Virginia business corporation. Prior to 1993, the Company's principal business was providing staff augmentation service on an "as needed" basis to assist in the maintenance and operation of power generation facilities.

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

In the first week of September 1995, the Company and its subsidiaries filed voluntary bankruptcy petitions under Chapter 11 Reorganization in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (the 'Court' in Harrisburg which are jointly administered at Case Number 1-95-1767. This action became necessary to gain access to the Company's own cash for continued operations when its participant lender refused to continue funding its working capital line. The Company obtained debtor-in-possession financing with its agent lender and continued to operate as debtor-in-possession.

On January 31, 1996, the Company filed its Joint Plan of Reorganization. An Amended Joint Plan of Reorganization (the "Amended Plan") was filed and confirmed by the Court on April 24, 1996. On June 28, 1996 the Company met all the requirements of the Amended Plan by executing the necessary banking documents for securing exit financing. The Company's exited from bankruptcy on July 1, 1996.

In February, 1996, the commercial nuclear power staff augmentation business of NSS Numanco was sold. Numanco's remaining business services were transferred
to the Company's IceSolv, Inc. subsidiary.   IceSolv remains an operating
subsidiary of the Company pursuant to the reorganization and restructuring plans.

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

On March 24, 1998, the Court administratively closed the bankruptcy proceedings pending the resolution of two contested matters.

Subsequent to the fiscal year ended March 31, 1998, the Company acquired all the outstanding stock of Mansfield Industrial Coatings, Inc. Mansfield provides specialty coating, asbestos, and lead abatement services to power generation, pulp and paper, petro-chemical and other general industries located throughout the southeastern and gulf coast regions of the country. The acquisition was completed April 22, 1998.

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


Power Generation Market

The power generation industry was the largest market for the Company's services in fiscal year 1998. Thirty-three percent (33%) of consolidated revenues was attributable to nuclear, fossil fuel, hydro-electric and other customers whose operations involve the production of electricity. This is an increase from thirty-one percent (31%) in fiscal year 1997 and a reduction from forty-seven percent (47%) in fiscal year 1995. This reduction of dependence on the power generation industry is intentional and part of the Company's strategy to balance its market mix.


Petro-chemical Market

Twenty-four percent (24%) of the Company's revenues in fiscal year 1998 was generated from clients in the petro-chemical and refining industry which includes chemical, crude oil and natural gas processing compared to twenty-one percent (21%) in fiscal years 1997 and 1996.


Pulp and Paper Market

Pulp and paper facilities serviced by the Company include mills and production plants whose primary operations involve the production of paper, paperboard and pulp. Of the Company's consolidated revenues in fiscal year 1998, twenty percent (20%) was generated from customers in this industry compared to twenty-five percent (25%) in fiscal year 1997 and eighteen percent (18%) in fiscal year 1996.


Other Markets Served

The Company provides services to government facilities and state and municipal infrastructure as well as automotive, metals and mining, textiles, marine and printing industries. No one of these industries is a significant part of the Company's business. Twenty-three percent (23%) of the Company's consolidated revenues during fiscal year 1998 were generated from services provided to this group of industries unchanged from fiscal year 1997 compared to fourteen percent (14%) in fiscal year 1996.

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

For the fiscal year ended March 31, 1998, Northeast Utilities accounted for 12% of consolidated revenues. No client represented more than ten percent (10%) of revenues in fiscal years 1997 and 1996.

The Company operates primarily within the United States. The Company has or is performing contracts in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Hampshire, New Jersey,
New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming.

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

INSURANCE

In addition to insurance required by statute, the Company maintains insurance coverage for general liability. Based on scope of their operations, the company's subsidiaries maintain environmental and pollution liability insurance as may be applicable.


PERSONNEL

The seasonality of the business causes the employment of the Company to vary widely throughout the year. During the fiscal year ended March 31, 1998, the number of personnel employed at one time by the Company fluctuated between approximately 450 and 800.

Managerial and clerical employees of the Company and its subsidiaries are not affiliated with a union nor are the project related employees of IceSolv. Cannon Sline, Inc. utilizes union labor for field projects on an as-needed basis. Pertinent collective bargaining agreements to which Cannon Sline is signatory are: Collective bargaining agreements between District Council No. 21 International Brotherhood of Painters and Allied Trades, and the
Associated Master Painters and Decorators of Philadelphia and Vicinity and Cannon Sline (expires 04/30/01); National Power Generating Facilities Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline; Corrosion Control Agreement in Industrial Plants between IBPAT, AFL-CIO-CFL and Cannon Sline; Fire-Retardant Coatings Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline; National Tank Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline; National Rubberlining Agreement between the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers, AFL-CIO and Cannon Sline; National Bridge & Tunnel Agreement between IBPAT, AFL-CIO-CFL and Bridge Painting Contractors; National Erectors Association National Maintenance Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline, and, Installation of Corrosion Proof Materials Agreement between the Operative Plasterers and Cement Masons International and Cannon Sline. Unless otherwise noted, the foregoing agreements provide for annual renewal absent written notice. Cannon Sline does not expect any significant difficulty in renewing any of its agreements.

The following table sets forth the demographics of the Company's employees for the period indicated.

Description                                       At Fiscal Year End
                                          1998            1997            1996

Union Project Personnel                    405             432             454

Non-Union Project Personnel                 81              83             215

Clerical, Administrative,
Sales and Management Personnel              92              83             130

Total Personnel                            578             608             799

ITEM 2    PROPERTIES

The Company and its subsidiaries maintain office and shop/storage facilities suitable to support operations. These facilities are geographically located to provide effective customer service:

The following properties are owned: Philadelphia, PA; Lakeland, FL; Sulphur, LA; Houston, TX; and Jacksonville, FL; Chesterfield County, VA.

The following properties are leased: Longview, WA; Kennewick, WA; Palmyra, PA; Riverside, NJ; Sacramento, CA; Brunswick, OH; Atlanta, GA; and Wilmington, DE.

There are no major encumbrances on the real properties with the exception of liens granted to the Company's lenders on the owned properties.


ITEM 3    LEGAL PROCEEDINGS

The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position. For information related to the Company's bankruptcy filing in 1995, please refer to prior interim reports and Item 1.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended 1998.


PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Canisco Resources, Inc. had 2,465,540 shares of common stock outstanding and approximately 374 shareholders of record as of June 25, 1998.
The Company's common stock traded on the NASDAQ Stock Market under the symbol "NSSI" until May 20, 1996 at which time the Company commenced trading on the NASDAQ Small Cap Market under the symbol "CANR". The above was the result of the merger of Nuclear Support Services, Inc. into Canisco Resources, Inc. in accordance with the Company's plan of reorganization. The number of shares of common stock and shareholders of record did not change.


Stock Highlights
                           Fiscal Year              Fiscal Year
Quarter                      1998                     1997
Ended                     High    Low              High    Low
June  30                  2 3/4   1 3/8           2 5/8   2 1/8
Sept  30                  2 3/4   1 3/8           3 1/8   2 1/4
Dec   31                  3 7/8   1 3/4           5       2 7/8
March 31                  2 3/4   1 7/8           4 1/4   2 5/8


ITEM 6    SELECTED FINANCIAL DATA

Financial Highlights for the Fiscal Year End
(in thousands except per share amounts)

                               1998   1997(1)  1996(2)   1995(3)    1994(4)
Revenues                     $52,227  $50,191  $32,931  $83,116     $83,729
Income (loss)
  before reorganization
  costs and income taxes         659    1,180      736     (830)       (236)
Income (loss) from
  continuing operations          659      525     (357)    (844)       (125)
Net earnings (loss)              490      452   (1,508)  (2,849)       (642)
Basic earnings (loss)
  per share                     0.22     0.21    (0.69)   (1.31)      (0.30)
Total assets                  20,633   21,301   26,101   39,389      35,489
Total long-term debt          10,256   11,274    5,587    5,587      15,946
Liabilities subject
  to compromise                    -        -    5,262    8,146           -
Equity per share                1.43     1.20     0.99     1.69        3.00
Return on average
  Equity                          17%      19%       -        -           -
Weighted average
  common and common
  equivalent shares (basic)    2,193    2,170    2,169    2,169       2,169

(1) Reflects net reorganization expenses of approximately $600,000 and settlement of the Westinghouse litigation.

(2) Fiscal year end change from September 30th to March 31st (a 6 month period) and reflects the discontinuance of Henze operations and includes approximately $1.1 million in reorganization costs.

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

(4)    Purchased Oliver B. Cannon & Son, Inc. and Sline Industrial Painters,
       Inc. (Cannon Sline)


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All results reported herein for fiscal year 1998, fiscal year 1997 and fiscal year 1995 are for a full year compared to fiscal year 1996 data which is for an abbreviated year of six months resulting from a change in fiscal year to end March 31 versus September 30.

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

In June , 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will not have impact upon results of operations, financial condition or long-term liquidity. The Company is in compliance with the standards established by this Statement as required.

The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the 'Year 2000' issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes its primary operating systems and software are Year 2000 compliant and expects no adverse impact from the Year 2000 issue.

Results of Operations 1998 Compared to 1997

Fiscal year 1998 revenues were $52,227,000 compared to $50,195,000 for fiscal year 1997. The increase was due primarily to the award of a multi-year maintenance agreement in the power generation market. The power generation market accounted for thirty-three percent (33%) of the 1998 total revenues compared to thirty-one percent (31%) for fiscal year 1997 revenues. The petro-chemical business contribution increased to twenty-four percent (24%) from twenty-one percent (21%) for fiscal year 1997. The pulp and paper market business represented twenty percent (20%) of revenue in 1998 versus twenty-five percent (25%) in fiscal year 1997. This decline was driven by the completion of several large capital projects performed in the prior year. The revenue contribution of all other markets collectively remained constant on a percentage basis at twenty three percent (23%). The contribution of the various markets reflect the diversification strategy of the Company.

The gross margin of the Company was $9,377,000 compared to $9,538,000 for fiscal year 1997 and as a percent of revenue, gross margin was eighteen percent (18%) compared to nineteen percent (19%). This decrease in gross margin percentage is attributable to several large capital projects completed in the prior year, shifts in revenues between market sectors and the impact of weather.

General and administrative expenses were $7,790,000 compared to $7,829,000 for
the prior year.   As a percent of revenue, general and administrative expenses decreased to 15% from 16%.

Income from operations decreased to $1,586,000 compared to $1,709,000 for fiscal year 1997. This decrease was attributable to decreases in gross margins offset somewhat by a decrease in general and administrative expenses.

Interest expense for the year was $1,004,000 compared to $963,200 in fiscal year 1997. The increase was due primarily to the increase of the revolving credit facility, the proceeds of which were used to pay certain long term debt obligations.

The Company had other income, net of expenses of $77,000 in fiscal year 1998 compared to other expenses net of income of $169,000 for fiscal year 1997. In 1997 significant items were reorganization expenses, gain on the discount of compromised liabilities and settlement of the litigation against Westinghouse.

Income tax expense for fiscal year 1998 was $168,500 compared to $52,000 for the fiscal year ended 1997.

Net income from continuing operations was $490,000 or $0.22 cents per share compared to $525,000 or $0.24 cents per share a year ago. There were no losses attributable to discontinued operations in the period compared to a loss of $73,000 or $0.03 cents per share in the prior fiscal year.

Combining the results of continuing and discontinued operations the Company posted a net income of $490,000 or $0.22 cents per share (basic) compared to $452,000 or $0.21 per share a year ago.


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

Results of Operations 1996 Compared to 1995

Fiscal 1996 revenues were $32,931,000 compared to $83,116,000 for fiscal year The decrease on an annualized basis was due to the sale of NSS Numanco in February, 1996. The power generation market contributed $15,596,000 or forty-seven percent (47%) of 1996 total revenues compared to $44,255,000 or fifty-three percent (53%) of fiscal year 1995 revenues. The petro-chemical business accounted for twenty-one percent (21%) of revenues compared to seventeen percent (17%) in fiscal year 1995. The pulp and paper market contributed eighteen percent (18%) of revenue in 1996 versus fifteen percent (15%) in fiscal year 1995. The revenue contribution of all other markets collectively was fourteen percent (14%) compared to fifteen percent (15%) in fiscal year 1995. The contribution of the various markets reflect the diversification strategy of the Company.

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

The use of cash collateral continued through July 1, 1996, when the Company secured financing with a new lender, BNY Financial Corporation. This refinancing consisted of a five year commitment for an $11,000,000 revolving credit line and $3,900,000 in long term debt.

At March 31, 1998, the Company had borrowed approximately $6,526,000 on its revolving credit line of $11,000,000 and had an outstanding principal balance of $2,535,000 on its long term secured loan obligation. The Company is in compliance with the debt covenants as amended from time to time.

At March 31, 1998, the Company had working capital of approximately $5,293,000 compared to working capital of $5,269,000 for fiscal year end 1997. The increase in working capital was due primarily to the increase in other current assets, accounts payable, and costs and earnings in excess of billings on uncompleted contracts, offset somewhat by the decrease in accounts receivable and accrued expenses and withholding.

Effective April 17, 1998, the Company amended its credit facility with its current lender, BNY Financial Corporation. The amended credit facility consists of a three year commitment for a $25,000,000 credit facility. The amended facility includes a $5,000,000 acquisition credit line.

The Company anticipates that working capital and available bank credit will be sufficient to meet cash needs for the coming year. Capital expenditures of approximately $1,000,000 are budgeted for fiscal year 1998 for upgrading equipment to support existing and expected future contract work.


Looking Forward

Subsequent to year end, the Company accelerated payment of its prepetition debt on a selected basis to those creditors willing to accept a discount.
This action will reduce expenses going forward. The Company has implemented a growth plan and completed its first acquisition under that plan. Revenues associated with the acquisition are anticipated to increase the Company's revenue by forty percent (40%) with earnings increasing commensurately.


Cautionary Statement

Statements in this Report on Form 10K which express the 'belief', 'anticipation' or 'expectation,' as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Action of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors such as competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies and changes in economic conditions could cause actual results to differ materially from those in the forward-looking statements.


                            CANISCO RESOURCES, INC.
                     (formerly Nuclear Support Services, Inc.)

                       Consolidated Financial Statements

                       Years Ended March 31, 1998 and 1997
                       Six Months ended March 31, 1996, and
                          Year ended September 30, 1995


                 (With Independent Auditors' Report Thereon)



                       Independent Auditors' Report


The Board of Directors and Shareholders
Canisco Resources, Inc.:


We have audited the accompanying consolidated balance sheets of Canisco Resources, Inc. (formerly Nuclear Support Services, Inc.) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1998 and 1997, the six months ended March 31, 1996, and the year ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canisco Resources, Inc. and subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997, the six months ended March 31, 1996, and the year ended September 30, 1995, in conformity with generally accepted accounting principles.

Philadelphia, Pennsylvania
June 3, 1998

                           CANISCO RESOURCES, INC.
                   (formerly Nuclear Support Services, Inc.)
                          Consolidated Balance Sheets

                             March 31, 1998 and 1997
Assets                                            1998              1997

Current assets:
  Cash and cash equivalents                   $ 1,188,393          1,308,225
  Accounts receivable
    Billed, less allowances of $137,933
    and $199,050 at March 31, 1998 and
    1997, respectively                          7,749,599          8,637,956
  Unbilled                                        242,930            222,193
  Other                                           283,491            209,885

Total accounts receivable                       8,276,020          9,070,034

Inventory                                         419,697            407,166
Deferred income taxes                             289,000            391,000
Costs and estimated earnings
 in excess of billings
 on uncompleted contracts                       1,377,433            924,075
Prepaid expenses and other
 current assets                                 1,961,818          1,590,187
Total current assets                           13,512,361         13,690,687

Property and equipment:
  Land                                            954,100            954,100
  Buildings and improvements                    1,085,812          1,085,812
  Machinery and equipment                       2,545,281          2,378,759
  Furniture and fixtures                          404,811            374,803
  Vehicles                                        389,516            419,921

                                                5,379,520          5,213,395
Less accumulated depreciation                   1,886,289          1,543,280

                                                3,493,231          3,670,115

Deferred income taxes                           2,116,000          2,297,000
Intangible pension asset                          905,938          1,009,474
Other assets                                      605,779            633,675

Total assets                                 $ 20,633,309         21,300,951

              See accompanying notes to consolidated financial statements.


                           CANISCO RESOURCES, INC.
                   (formerly Nuclear Support Services, Inc.)

                         Consolidated Balance Sheets

                            March 31, 1998 and 1997

Liabilities and Shareholders' Equity                   1998           1997

Current liabilities:
  Current portion of long-term debt               $  1,974,993      2,053,314
  Accounts payable and bank overdrafts               3,301,171      2,849,475
  Accrued payroll and employee benefits              1,137,532      1,442,713
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                                           379,462        516,617
   Other accrued expenses (note 4)                   1,425,957      1,559,913

   Total current liabilities                         8,219,115      8,422,032

Note payable to bank                                 6,526,421      5,412,020
Long-term debt, less current portion                 1,755,000      3,808,314
Accrued pension cost                                   962,869      1,052,197

Total liabilities                                   17,463,405     18,694,563

Shareholders' equity:
  Common stock, $.0025 par value,
   authorized 10,000,000 shares,
   issued 2,477,592 shares at
   March 31, 1998 and 1997,
   outstanding 2,215,540 and
   2,170,540 shares at
   March 31, 1998 and 1997,
   respectively                                         6,194          6,194
 Additional paid-in capital                         2,873,101      3,478,576
 Retained earnings                                  4,242,146      3,751,755
 Treasury stock, at cost                           (3,951,537)    (4,630,137)
Total shareholders' equity                          3,169,904      2,606,388
Commitments and contingencies

Total liabilities and shareholders' equity        $20,633,309     21,300,951

                               CANISCO RESOURCES, INC.
                        (formerly Nuclear Support Services, Inc.)

                         Consolidated Statements of Operations
                         Years ended March 31, 1998 and 1997,
                            Six Months ended March 31, 1996,
                           and Year ended September 30, 1995

                                                     Six months
                                                          ended    Year ended
                               Year ended March 31,    March 31, September 30,
                                  1998        1997       1996          1995
Revenues from services      $ 52,227,363  50,195,491 32,930,854    83,115,904
Cost of services              42,851,839  40,657,144 27,944,340    70,215,224

Gross margin                   9,375,524   9,538,347  4,986,514    12,900,680

General and administrative
  expenses                     7,789,533   7,829,001  4,579,371    12,176,557
Income from operations         1,585,991   1,709,346    407,143       724,123
Interest expense              (1,003,979)   (963,120)  (670,457)   (1,554,135)
Gain on sale of Numanco
  Subsidiary                           -           -    883,232             -
Other income (expense), net       76,909     433,440    116,364          (190)

Income (loss) before
  reorganization costs
  and income taxes               658,921   1,179,666    736,282      (830,202)

Reorganization costs:
  Professional fees                    -    (996,371)(1,147,074)     (185,019)
  Gain on discount of
    compromised liabilities            -     393,518          -             -

Income (loss) from continuing
  operations before
  income taxes                   658,921     576,813   (410,792)   (1,015,221)

Income tax expense
  (benefit)                      168,530      51,690    (54,000)     (171,000)
Income (loss) from
  continuing operations          490,391     525,123   (356,792)     (844,221)


                                                                   (Continued)
                         CANISCO RESOURCES, INC.
                 (formerly Nuclear Support Services, Inc.)

                    Consolidated Statements of Operations

                      Years ended March 31, 1998 and 1997,
                       Six Months ended March 31, 1996,
                      and Year ended September 30, 1995

                                                     Six months
                                                          ended    Year ended
                                 Years ended March 31, March 31, September 30,
                                     1998        1997      1996          1995


Discontinued operations:
  Loss from operations of
    discontinued subsidiary
    (net of income tax
    benefit of $243,069 and
    $1,080,000, in 1996
    and 1995, respectively)   $         -           -  (586,029)   (2,004,755)
  Loss from disposal of
    discontinued subsidiary
    (net of income tax benefit
    of $48,470 and $335,000
    in 1997 and 1996,
    respectively)                       -     (72,705)  (565,000)           -

Loss from discontinued
  operations                            -     (72,705)(1,151,029)  (2,004,755)
Net earnings (loss)           $   490,391     452,418 (1,507,821)  (2,848,976)

Earnings (loss) per share,
  (basic):
  Continuing operations           $   .22         .24       (.16)       (.39)
  Discontinued operations               -        (.03)      (.53)       (.92)

Net earnings (loss) per share,
  (basic)                         $   .22         .21       (.69)      (1.31)
Weighted average common and
  common equivalent shares
  (basic)                       2,193,040   2,169,865  2,169,190   2,169,190

Earnings (loss) per share:
  (diluted):
    Continuing operations     $       .20         .21          -          -
    Discontinuing operations            -        (.03)         -          -

Net earnings
  per share (diluted)         $       .20         .18          -          -

Weighted average
  common shares (diluted)       2,405,436   2,488,635          -          -



            See accompanying notes to consolidated financial statements.

                             CANISCO RESOURCES, INC.
                     (formerly Nuclear Support Services, Inc.)

                   Consolidated Statements of Shareholders' Equity

                        Years ended March 31, 1998 and 1997,
                          Six Months ended March 31, 1996,
                         and Year ended September 30, 1995

             Common Stock                           Treasury Stock
             Number       Additional             Number
                 of          paid in   Retained      of
             shares Amount   capital   earnings  shares      Amount      Total
Balance
at
9/30/94   2,476,242 $6,190 3,472,506  7,656,134 307,052 $(4,630,137) 6,504,693

Net loss          -      -         - (2,848,976)      -           -  2,848,976

Balance
at
9/30/95   2,476,242  6,190 3,472,506  4,807,158 307,052  (4,630,137) 3,655,717

Net loss          -      -         - (1,507,821)      -           - (1,507,821)

Balance
at
3/31/96   2,476,242  6,190 3,472,506  3,299,337 307,052  (4,630,137) 2,147,896

Exercise
of
options       1,350      4     6,070          -       -           -      6,074

Net
earnings          -      -         -    452,418       -           -    452,418

Balance
at
3/31/97   2,477,592  6,194 3,478,576  3,751,755 307,052  (4,630,137) 2,606,388

Re-
issuance
of
treasury
stock             -      -  (605,475)         - (45,000)    678,600     73,125

Net
earnings          -      -         -    490,391       -           -    490,391

Balance
at
3/31/98   2,477,592 $6,194 2,873,101  4,242,146 262,052 $(3,951,537)  3,169,904


            See accompanying notes to consolidated financial statements.

                              CANISCO RESOURCES, INC.
                     (formerly Nuclear Support Services, Inc.)

                       Consolidated Statements of Cash Flows

                        Years ended March 31, 1998 and 1997,
                          Six Months ended March 31, 1996,
                         and Year ended September 30, 1995

                                                     Six months
                                                          ended    Year ended
                                  Year ended March 31, March 31, September 30,
                                     1998       1997       1996          1995
Cash flows from operating
  activities:
   Net earnings (loss)          $ 490,391    452,418 (1,507,821)   (2,848,976)
   Adjustments to reconcile
     net earnings (loss)
     to net cash provided by
     operating activities:
   Depreciation and amortization  629,329    644,467    837,393     1,441,179
   Deferred income taxes          283,000    324,000   (515,000)   (1,197,000)
   Gain on sale of Numanco
     Subsidiary                         -          -   (883,232)            -
   Loss accrued on disposal of
     discontinued subsidiary            -          -    900,000             -
   Gain on discount of
     compromised liabilities            -   (393,518)         -             -
   Other                                -          -    116,080         1,640
   Change in assets and
     liabilities net of
     effects from purchases
     and sales of subsidiaries:
   Decrease (increase) in
     accounts receivable          794,014  3,035,777  8,997,213    (4,774,332)
   (Increase) decrease
     in inventory                 (12,531)   (39,141)    28,726       428,734
   (Increase) decrease
     in prepaid expenses
     and other current assets    (371,631)  (213,511)    38,190     2,118,394
   Decrease (increase) in
     costs and estimated
     earnings in excess of
     billings on uncompleted
     contracts                   (453,358)   913,883    922,481    (1,399,176)
   Increase (decrease) in
     other assets                (121,204)   272,217   (267,495)      129,100
   (Decrease) increase in
     accounts payable             383,541   (708,278)(2,521,433)    4,853,357

                                                                   (Continued)

                              CANISCO RESOURCES, INC.
                      (formerly Nuclear Support Services, Inc.)

                    Consolidated Statements of Cash Flows Continued


                                                     Six months
                                                          ended    Year ended
                                  Year ended March 31, March 31, September 30,
                                     1998       1997       1996          1995

   Increase (decrease)
      in accrued payroll
      and employee benefits    $ (305,181)   787,047 (1,230,826)      248,683

   (Decrease) increase in
      other accrued expenses     (133,956)(2,715,328)  (775,286)    1,304,819
   (Decrease) increase in
      billings in excess
      of costs and estimated
      earnings on uncompleted
      contracts                  (137,155)  (267,661)     4,557       411,140
   Decrease in accrued
      pension cost                (89,328)         -          -             -
Net cash provided by
  operating activities            955,931  2,092,372  4,143,547       717,562
Cash flows from investing
  activities:
  Purchase of property and
     equipment                   (199,809)  (117,075)   (22,686)     (534,809)
  Sale of property and equipment        -          -     44,019         5,887
  Purchase of marketable
     securities                         -          -          -      (218,427)
  Sale of marketable
     securities                         -          -    325,924        37,232
  Proceeds from sale of
     Numanco subsidiary                 -          -  2,350,000             -
  Proceeds from sale of
     Henze subsidiary                   -  1,200,000          -             -
Net cash provided by
  (used in) investing
   activities                    (199,809) 1,082,925  2,697,257      (710,117)
Cash flows from financing
  activities:
  Net borrowings (payments)
    on notes payable            1,182,556  1,295,628 (8,107,298)    1,086,033
  Proceeds from long-term debt          -  3,900,000          -             -

                                                                   (Continued)

                           CANISCO RESOURCES, INC.
                    (formerly Nuclear Support Services, Inc.)

                Consolidated Statements of Cash Flows Continued

                                                     Six months
                                                          ended    Year ended
                                 Years ended March 31, March 31, September 30,
                                     1998       1997       1996          1995


  Debt issuance costs         $         -   (745,522)         -             -
  Principal payments on
    long-term debt             (2,131,635)(6,873,684)   (32,341)   (1,155,158)
  Exercise of stock options             -      6,074          -             -
  Treasury stock issuance          73,125          -          -             -

Net cash used in
   financing activities          (875,954)(2,417,504)(8,139,639)      (69,125)
Net increase (decrease)
   in cash and cash
   equivalents                   (119,832)   757,793 (1,298,835)      (61,680)
Cash and cash equivalents
   at beginning of period       1,308,225    550,432  1,849,267     1,910,947
Cash and cash equivalents
   at end of period         $   1,188,393  1,308,225    550,432     1,849,267
Cash paid during the
   period for:
   Interest                 $     958,776  1,004,516    738,566     1,861,850
   Income taxes                    23,990     23,654     10,407       123,113
Supplemental disclosure
  of noncash financing
  activity - increase in
  intangible asset
  resulting from minimum
  pension liability
  adjustment                $           -  1,009,474          -             -


          See accompanying notes to consolidated financial statements.

                            CANISCO RESOURCES, INC.
                    (formerly Nuclear Support Services, Inc.)

                    Notes to Consolidated Financial Statements

                         Years ended March 31, 1998 and 1997,
                           Six Months ended March 31, 1996,
                          and Year ended September 30, 1995

(1)  Description of Business and Basis of Presentation

Canisco Resources, Inc. provides painting and surface preparation, specialty coatings and linings, specialty cleaning, decontamination, janitorial, and technical support services. On September 5, 1995 (the 'Petition Date'), Canisco Resources, Inc. (formerly Nuclear Support Services, Inc.) - (the 'Debtor') filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ('Chapter 11') in the United States Bankruptcy Court for the Middle District of Pennsylvania in Harrisburg. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as Debtor-in-Possession. These claims are reflected in the March 31, 1996 consolidated balance sheet as 'Liabilities subject to compromise under reorganization proceedings.' The Debtor exited its bankruptcy reorganization on July 1, 1996.

(2) Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Canisco Resources, Inc. and its wholly owned subsidiaries (together referred to as the 'Company'). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations of the Company's Henze Services, Inc. subsidiary are shown as discontinued operations for all periods presented through its sale in June 1996. In 1996, the Company changed its name from Nuclear Support Services, Inc. to Canisco Resources, Inc. and changed its fiscal year-end from September 30 to March 31.

Accounting Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

                                                               (Continued)
CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.

Notes to Consolidated Financial Statements

(2)    Continued

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at March 31, 1998 and 1997 is cash of approximately $1,085,000 and $1,028,000, respectively, restricted as to use in connection with the Company's workers' compensation insurance program.

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

The asset, 'Cost and estimated earnings in excess of billings on uncompleted contracts,' represents revenues recognized in excess of amounts billed. The liability, 'Billings in excess of costs and estimated earnings on uncompleted contracts,' represents billings in excess of revenues recognized. Contract retentions are included in accounts receivable.

Inventory

Inventory consists primarily of consumable supplies and is stated at the lower of average cost or market.


                                                               (Continued)
CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.

Notes to Consolidated Financial Statements

(2)    Continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to 10 years for property and equipment other than buildings. The estimated useful life of buildings is 40 years. Capital leases are included at the capitalized amount less accumulated amortization. Amortization of capital leases is included in depreciation expense. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

Maintenance and repairs are expensed when incurred, and expenditures for improvements are capitalized. Any gains or losses from the disposal of assets are recorded in the year of disposal.

Accounts Payable and Bank Overdrafts

Included in accounts payable and bank overdrafts is $825,124 and $756,969 of bank overdrafts at March 31, 1998 and 1997, respectively.

Stock Option Plan

Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
('APB') Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be recorded on the date of grant only if the current market price of the underlying stock exceededthe exercise price. On April 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123,
Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on April 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever

                                                               (Continued)
CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.

Notes to Consolidated Financial Statements


(2)    Continued

events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Income Taxes

Deferred income taxes are recognized for the tax consequences of 'temporary differences' by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Concentration of Credit Risk

The Company provides its services primarily to the power generation, petro-chemical and pulp and paper industries.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Net Earnings (Loss) Per Share of Common Stock

During fiscal year 1998, the Company adopted SFAS No. 128, 'Earnings per Share'. The adoption of SFAS No. 128 requires the Company to replace primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings. Prior year earnings per share have been restated.

                                                               (Continued)
CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.

Notes to Consolidated Financial Statements


(3)    Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets is approximately $1,300,000 and $660,000 at March 31, 1998 and 1997, respectively, related to workers' compensation refunds due from the Company's insurance carrier.

(4)    Costs and Estimated Earnings on Uncompleted Contracts and Retainage

Costs and estimated earnings on uncompleted contracts are summarized as follows:
                                                        March 31,
                                                     1998        1997
Costs incurred on uncompleted contracts       $   67,512,400  69,831,710
Estimated earnings                                14,141,842  15,092,433

                                                  81,654,242  84,924,143
Less billings to date                             80,656,271  84,516,685

                                              $      997,971     407,458
Included in the accompanying consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess of
 billings on uncompleted contracts             $   1,377,433     924,075
Billings in excess of costs and estimated
earnings on uncompleted contracts                   (379,462)   (516,617)
                                               $     997,971     407,458


Accounts receivable billed includes amounts retained by customers, in accordance with contract provisions, of approximately $243,000 and $220,000 at March 31, 1998 and 1997, respectively. These amounts are expected to be collected within one year.

                                                               (Continued)
CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.

Notes to Consolidated Financial Statements

(5)    Liabilities Subject to Compromise Under Reorganization Proceedings

In accordance with the bankruptcy reorganiziation plan, $3,217,480 of the Company's prepetition liabilities were comprised and are to be paid to creditors in ten equal quarterly payments. These paymentsbegan October 1, 1996 and bear interest at 2% per annum. In accorandance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankrupcty Code, the total payments were discounted at 9% resulting in a gain of $393,518. This gain was recorded in the year ended March 31, 1997.

(6)    Long-Term Debt and Notes Payable

Long-term debt is summarized as follows:
                                                        March 31,
                                                   1998        1997
Term loan payable to bank, collateralized
by the Company's accounts receivable,
inventory, machinery and equipment, real
estate, and general intangibles.  The
note bears interest at prime + 1.0%
(9.50% at March 31, 1998) and is payable
in equal monthly installments through
June 2001)                                   $   2,535,000   3,315,000

Prepetition compromised liabilities, net
of discount of $74,000 and $260,000 at
March 31, 1998 and 1997, respectively,
effective interest rate of 9%
payable in equal quarterly installments
through January 1999                             1,194,993    2,546,628

                                                 3,729,993    5,861,628
Less current maturities                          1,974,993    2,053,314

                                              $  1,755,000    3,808,314

On June 28, 1996, the Company entered into an $11,000,000 revolving credit agreement (the 'Credit Agreement') with a bank which expires on June 1, 2001. The amount outstanding under the Credit Agreement was $6,526,421 at March 31, 1998 and $5,412,020 at March 31, 1997. Borrowings bear interest at the prime rate plus 0.75% (9.25% and 9.05% at March 31, 1998 and 1997, respectively),and are secured by the Company's accounts receivable, inventory, machinery and equipment, real estate, and general intangibles. The Credit Agreement, among other things, requires the Company to meet various covenants including minimum levels of tangible net worth and earnings before interest, taxes, depreciation, and amortization.
Commitment fees are 1/4 of 1% of the average daily unused amount of the Credit Agreement. The Company is also required to pay a monthly collateral monitoring fee of $7,500.
                                                               (Continued)

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.

Notes to Consolidated Financial Statements

(6)	    Continued

At March 31, 1998, future long-term debt payments, excluding payments under the revolving credit agreement, are as follows:

             Year                        Amount
             1999                    $1,974,993
             2000                       780,000
             2001                       780,000
             2002                       195,000

                                     $3,729,993

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.


CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.

Notes to Consolidated Financial Statements

(7)  Income Taxes

Income tax expense (benefit) relating to continuing operations consists of the following:

                                                     Six months         Year
                           Years ended March 31           ended        ended
                            1998            1997        3-31-96      9-30-95
      Current:
        Federal        $  (114,470)       (272,310)           -       579,000
        State                    -               -            -       (88,000)

      Total current       (114,470)       (272,310)           -       491,000

      Deferred - Federal
        and state          283,000         324,000      (54,000)     (662,000)

      Total income tax
        expense
        (benefit)       $  168,530          51,690      (54,000)     (171,000)



                                                               (Continued)
CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements

(7)   Continued

The reconciliation between the tax expense (benefit) computed by multiplying pretax income (loss) from continuing operations by the U.S. Federal statutory tax rate and the reported amounts of income tax expense (benefit) is as follows:

                                                      Six months        Year
                                                         ended         ended
                              Years ended March 31,     March 31,     Sept. 30,
                                 1998        1997         1996          1995
      Computed at U.S.
        statutory
        tax rate              $ 224,000     196,000     (140,000)   (345,000)
      State income taxes,
         net of Federal
         income tax effect       24,000      21,000      (14,000)    (26,000)
      Federal income taxes
         relating to prior
         year                   (95,000)   (298,000)           -     534,000
       Decrease in
         beginning-of-year
         balance of valuation
         allowance                    -           -            -    (613,000)
       Nondeductible expenses
         and other, net          15,530     132,690      100,000     279,000

       Total income tax
         expense (benefit)   $  168,530      51,690      (54,000)   (171,000)

                                                                   (Continued)
CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements

(7)    Continued

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                           March 31,
                                                       1998        1997
      Deferred tax assets:
        Allowance for doubtful accounts       $       2,000      26,000
        Operating loss carryforwards              2,479,000   2,452,000
        Accruals not deducted for tax
          purposes                                  315,000     466,000
        AMT credit carryforwards                    167,000     167,000

        Total gross deferred tax assets           2,963,000   3,111,000

        Less valuation allowance                     71,000      71,000

      Net deferred tax assets                     2,892,000   3,040,000

      Deferred tax liabilities:
        Fixed asset depreciation                    458,000     251,000
        Other                                        29,000     101,000

        Total deferred tax liabilities              487,000     352,000

      Net deferred tax asset                  $   2,405,000   2,688,000

                                                               (Continued)
CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements


(7)  Continued

The Company's net operating loss carryforwards, which total approximately $6,400,000 at March 31, 1998, expire beginning in 2010. The valuation allowance for deferred tax assets did not change for the year ended March 31, 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1998.

In 1995, the Internal Revenue Service (IRS), completed an audit of the Company's income tax returns for the years ended September 30, 1993, 1992, 1991, and 1990. As a result of the audit, the IRS challenged the write-off for tax purposes of certain intangible assets made during the year ended September 30, 1993. The Company had previously accrued $750,000 relating to this audit. The Company settled this matter for approximately $450,000 in April 1997. Included in other accrued expenses on the Company's consolidated balance sheets is $420,000 and $440,000 at March 31, 1998 and 1997, respectively, related to this matter.

(8)  Employee Benefit Plans

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


CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements


(8)  Continued


The following table sets forth the plan's funded status at March 31, 1998 and 1997:

                                                       March 31,     March 31,
                                                           1998          1997
     Actuarial present value of accumulated
       plan benefits, including vested benefits
       of $962,869 and $1,052,197 at March 31,
       1998 and 1997, respectively                   $  962,869     1,052,197
    Plan assets at fair value                                 -             -

    Accumulated plan benefits in excess of
      plan assets                                       962,869     1,052,197
    Unrecognized prior service cost                    (905,938)   (1,009,474)
    Minimum liability adjustment                        905,938     1,009,474

    Accrued pension cost                             $  962,869     1,052,197

    Net pension cost for the year ended March 31, 1998 and the period from October 1, 1996 to March 31, 1997 included the following components:

                                                      March 31,     March 31,
                                                           1998          1997

    Interest cost on projected benefit obligation     $  75,672        40,955
    Amortization of prior service cost                  103,536        51,768

                                                      $ 179,208        92,723

    The weighted-average discount rate used to measure the projected benefit obligation was 8.0%.

    Effective February 1, 1990, the Company established the Nuclear Support Services, Inc. Retirement Savings Plan (401(k) Plan) for qualified Company employees. No Company contributions were made to the Plan during any of the periods presented. The Company terminated the Plan effective March 31, 1996.
                                                               (Continued)

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements


(8)  Continued

The Company established an Employee Stock Purchase Plan in 1988 for substantially all of its employees. The Plan offers employees the opportunity to purchase Company common stock through regular payroll deductions. Participation in this Plan is voluntary, and the Company pays transaction fees for purchases made under this Plan.

The Company is obligated under the terms of a thrift plan for substantially all employees of its subsidiary, Cannon Sline, Inc., not covered by union-sponsored plans. The Plan allows participants to contribute after-tax earnings up to a maximum of 10% of annual compensation. The Plan provides for Company matching and additional discretionary contributions as defined in the Plan document. Cannon Sline expensed approximately $163,000, $150,000, $48,000, and $74,000, in combined matching and discretionary contributions to the Plan during the years ended March 31, 1998 and 1997, the six months ended March 31, 1996, and the year ended September 30, 1995 , respectively.

Cannon Sline is required to contribute to pension plans (defined contribution) administered by collective bargaining organizations. Contributions are based on hours worked, as specified in the various contracts. Information regarding these plans is not currently made available by the union administrators or trustees.


(9) Major Customer

In the year ended March 31, 1998, one customer accounted for the 12% of consolidated revenues. In the year ended September 30, 1995, one customer accounted for 16% of consolidated revenues. No single customer accounted for more than 10% of consolidated revenues in the year ended March 31, 1997 or the six months ended March 31, 1996.


(10) Stock-Based Incentive Plans

(a)  Stock Appreciation Rights Plan

On January 1, 1995, the Board of Directors adopted the Nuclear Support Services, Inc. Non-Qualified Executive Stock Appreciation Plan (the 'SAR Plan') to provide incentive to key officers and executives of the Company. A total of 250,000 appreciation rights (Rights) can be granted under the SAR Plan through January 1, 2002.



                                                               (Contined)

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements


(10)  Continued

Rights granted under the SAR Plan are immediately exercisable and expire five years from the date of grant. Each Right entitles the grantee to receive in cash, upon exercise thereof, the excess of the market value of one share of the Company's common stock on the date of exercise over a price specified at the date of grant. At March 31, 1998, a total of 235,000 Rights have been granted under the SAR Plan at grant prices ranging from $2.50-$3.00 per Right. As of March 31, 1998, no Rights have been exercised. The total appreciation value of all Rights granted as of March 31, 1998 was approximately $3,500.

(b)  Stock Option Plan

On February 6, 1990, the Board of Directors adopted the Nuclear Support Services, Inc. 1990 Stock Option Plan (the '1990 Plan') to provide incentive to key full-time employees and consultants of the Company. Under the 1990 Plan, stock options could be granted for up to 416,897 shares of common stock. Options granted under the 1990 Plan are immediately exercisable and expire five years from the date of grant. All stock options were granted at not less than the fair market value of the stock on the date granted. The 1990 Plan was effective January 1, 1990 and expired December 31, 1994. Options outstanding under the 1990 Plan remain exercisable by their terms after expiration of the Plan.

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


                                                               (Continued)

CANISCO RESOURCES, INC.
 (formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements

(10)  Continued

Following is a summary of activity in the 1990 Plan for the years ended March 31, 1998 and 1997, the six months ended March 31, 1996, and the year ended September 30, 1995:

                                                        Option price per share

                                                                      Weighted
                                                    Shares    Range    average
        Options outstanding at
          September 30, 1994                       397,632  $ 3.25-9.00   4.75
            Issued                                  11,258         4.12   4.12
            Canceled or expired                    (76,292)   3.25-7.13   4.40

        Options outstanding at
           September 30, 1995                      332,598    3.38-9.00   4.81
             Canceled or expired                   (43,805)   3.75-6.13   4.45

        Options outstanding at
           March 31, 1996                          288,793    3.38-9.00   4.87
             Exercised                              (1,350)        4.50   4.50
             Canceled or expired                   (38,696)   3.75-8.50   6.12

        Options outstanding and exercisable
          at March 31, 1997                        248,747    3.38-9.00   4.68
             Canceled or expired                  (72,703)    4.63-9.00   5.71

        Options outstanding and exercisable at
          March 31, 1998                           176,044  $ 3.38-5.50   4.25

                                                           (Continued)
CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements

(10)  Continued

The following table summarizes information about stock options outstanding at March 31, 1998:

                                              Weighted
                                               average        Weighted
Range of                                     remaining         average
Exercise                   Number          contractual        exercise
Prices                outstanding                 life           price
$ 3.38-5.00               127,593             9 months       $    3.78
  5.01-9.00                48,451            10 months            5.49

(11)  Dispositions and Discontinued Operations

In February 1996, the Company sold certain operations of its NSS Numanco subsidiary. The sale resulted in proceeds to the Company of $2,350,000 and a pretax gain of approximately $883,000.

During September 1995, the Company adopted plans to sell the operations of its Henze Services subsidiary. On June 4, 1996, the Company completed the sale of Henze which resulted in proceeds to the Company of $1,350,000 and a pretax loss of approximately $1,000,000. Revenues from this subsidiary were $2,226,000, $4,964,000, and $14,567,000 for the year ended March 31,
1997, the six months ended March 31, 1996, and the year ended September 30, 1995, respectively. Certain expenses have been allocated to discontinued operations, including interest expense, which was allocated based on the ratio of Henze net assets to the sum of total net assets of the consolidated Company plus consolidated debt. Interest expense allocated to discontinued operations for the year ended March 31, 1997, the six months ended March 31, 1996, and the year ended September 30, 1995 was $45,439, $183,937, and $255,702, respectively.


                                                          (Continued)

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements

(12) Commitments and Contingencies

(a)  Legal Matters

The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.


(b)  Rental Agreements

The Company leases office space and various equipment under Operating leases which provide for minimum rentals as follows:

    Year                                      Amount
    1999                                 $   470,384
    2000                                     218,059
    2001                                     104,716
    2002                                      31,911

    Total minimum lease payments          $  825,070

Rental expense under all agreements for the year ended March 31, 1998, and 1997, the six months ended March 31, 1996, and the year ended
September 30, 1995 was approximately $506,000, $490,000, $597,000, and
$1,019,000, respectively.

(13) Comparable Consolidated Statement of Operations Data (Unaudited) Consolidated statements of operations data for the six-month period ended March 31, 1995 is as follows:

                                                        1995
               Revenues from services            $  37,117,738
               Gross margin                          5,854,480
               Income tax benefit                     (976,780)
               Loss from continuing operations      (1,465,170)
               Loss from discontinued operations    (1,319,023)
               Net Loss                             (2,784,193)

               Loss per share                    $       (1.28)


CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

Notes to Consolidated Financial Statements

(14)   Subsequent Events

On April 17, 1998, the Company amended its Credit Agreement (see Note 6) with its existing lender extending the credit limit to $25.0 million. The amended facility includes a $5.0 million acquisition credit line.

On April 22, 1998, the Company purchased the stock of Mansfield Industrial Coatings Inc. ('Mansfield') of Pensacola, Florida for a purchase price of $7,216,000, consisting of cash and common stock. In addition, an earnout agreement was entered into, whereby the Company may pay additional consideration of $750,000 over a three-year period depending on the results of operations of Mansfield. Mansfield is a provider of painting, insulation, fireproofing, asbestos, and lead abatement services. These services are provided to a broad range of industrial clients located throughout the southeastern and gulf coast regions of the United States. The acquisition will be accounted for as a purchase.


ITEM 9 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None


PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is presented under captions "Election of Directors," "Executive Officers," and "Compliance with Section 16(a)" in the Company's Proxy
Statement for the Annual Meeting of Shareholders to be held August 11, 1998 and is incorporated herein by reference.


ITEM 11 EXECUTIVE COMPENSATION

The information required by Item 11 presented under the caption "Committees and Meetings, and under several captions commencing with "Executive Compensation" and continuing through and including "Performance Graph," in the Company's Proxy Statement for the Annual Meeting of
Shareholders to be held August 11, 1998 and is incorporated herein by reference.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

The information required by Item 12 is presented under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held August 11, 1998 and is incorporated herein by reference.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is presented under captions, "Compensation Committee Interlocks and Insider
Participation," and "Certain Transactions," in the Company's Proxy Statement for the Annual Meeting of
Shareholders to be held August 11, 1998 and is incorporated herein by reference.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
        REPORTS ON FORM 8-K

        A.  Reports on Form 8-K and other forms

            Form 8-K filed May 7, 1998 related to the acquisition of Mansfield Industrial Coatings, Inc.

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

            2.2 Agreement for purchase of stock of Oliver B. Cannon & Son, Inc. and Sline Industrial Painters, Inc. (filed as Exhibit 2.1 to the Company's form 8-K dated November 19, 1993 and incorporated herein by reference.

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

DATE:  June 25, 1998

CANISCO RESOURCES, INC.

/s/ Ralph A. Trallo
Ralph A. Trallo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                            CAPACITY                 DATE


/s/Donald E. Lyons                   Chairman of the Board    June 25, 1998


/s/Dale L. Ferguson                  Director                 June 25, 1998


/s/Wm. Lawrence Petcovic             Director                 June 25, 1998


/s/Thomas P. McShane                 Director                 June 25, 1998


/s/ Joe C. Quick                     Director                 June 25, 1998


/s/ Ralph A. Trallo                  President, CEO           June 25, 1998


/s/ Michael J. Olson                 Chief Financial Officer  June 25, 1998