Form 10-Q
period 1998-06-30
CANISCO RESOURCES INC
filed 1998-08-06
CIK 317488

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q

          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1998

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


Common Stock, par value $.0025 per share 2,526,565 shares outstanding as of June 30, 1998.

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

PART I  ITEM 1

FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1998 and  March 31, 1998

Consolidated Statements of Operations for the Three Month Periods Ended June 30, 1998 and 1997

Consolidated Statements of Cash Flows for the Three Month Periods Ended June 30, 1998 and 1997

Notes to Consolidated Financial Statements

PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations


PART II   ITEM 6

Exhibits and Reports on Form 8-K


PART I ITEM 1                  FINANCIAL STATEMENTS

                              CANISCO RESOURCES, INC.
                  (formerly Nuclear Support Services, Inc.)

                          Consolidated Balance Sheets
Assets

                             Assets                  June 30,        March 31,
                                                         1998           1998
                                                    (Unaudited)      (Audited)

Current assets:
Cash                                                $1,811,019    $1,188,393
Accounts receivable, net
    Billed                                          14,112,282     7,749,599
    Unbilled                                           423,087       242,930
    Other                                              598,193       283,491
        Total accounts receivable                   15,133,562     8,276,020

Inventory                                              443,366       419,697
Deferred income taxes                                  278,000       289,000
Other prepaid expenses and current assets            1,458,613     1,961,818
Costs and estimated earnings in excess
     of billings on uncompleted contracts            2,922,818     1,377,433
        Total current assets                        22,047,378    13,512,361

Property and equipment:
  Land                                               1,125,100       954,100
  Buildings and improvements                         1,130,812     1,085,812
  Machinery and equipment                            5,653,397     2,545,281
  Furniture and fixtures                               463,402       404,811
  Vehicles                                           1,051,778       389,516
      Total property and equipment                   9,424,489     5,379,520
      Less accumulated depreciation                  2,130,939     1,886,289
       Property and equipment, net                   7,293,550     3,493,231

Intangible pension asset                               880,054       905,938
Deferred income taxes                                2,170,000     2,116,000
Other assets                                           447,297       605,779
Goodwill                                             2,952,801             0
       Total assets                                $35,791,080   $20,633,309



                             CANISCO RESOURCES, INC.
                     (formerly Nuclear Support Services, Inc.)
                          Consolidated Balance Sheets
                       Liabilities and Shareholders' Equity


                                                     June 30,        March 31,
                                                         1998           1998
                                                    (Unaudited)      (Audited)

Current liabilities:

Current portion of long-term debt                    2,170,310      1,974,993
Accounts payable                                     3,905,305      3,301,171
Other accrued expenses                               2,555,168      2,563,489
Billings in excess of costs and estimated
  earnings on uncompleted contracts                    985,787        379,462
          Total current liabilities                  9,616,570      8,219,115

Long-term debt, less current portion                 8,978,010      1,755,000
Accrued pension cost                                   941,077        962,869
Note payable to bank                                12,130,670      6,526,421
          Total liabilities                         31,666,327     17,463,405

Shareholders' equity:
    Common stock, $.0025 par value, authorized
    10,000,000 shares; issued 2,477,592 shares,
    outstanding 2,465,540 shares                         6,819          6,194
    Additional paid-in-capital                       3,528,726      2,873,101
    Retained earnings                                4,540,745      4,242,146
    Treasury stock, at cost                         (3,951,537)    (3,951,537)
       Total shareholders' equity                    4,124,753      3,169,904

       Total liabilities and shareholders'equity   $35,791,080    $20,633,309


                          CANISCO RESOURCES, INC.
                  (formerly Nuclear Support Services, Inc).
                    Consolidated Statements of Operations
                                 (Unaudited)



                                             Three Months Ended June 30,
                                                    1998             1997


Revenues from services                          $18,607,149    $ 12,807,833
Cost of services                                 15,286,609      10,328,040
     Gross margin                                 3,320,540       2,479,793

General and administrative expenses               2,394,396       1,950,295
Income from operations                              926,144         529,498


Interest expense                                   (470,654)       (261,346)

Other income (expense), net                          75,540            (573)

Income before income taxes                          531,030         267,579

Income tax expense                                  232,431         107,032

Net earnings                                        298,599         160,547

Earnings per share (basic)                            $0.12           $0.07
Weighted average common shares (basic)            2,420,540       2,170,540
Earnings per share (diluted)                          $0.11           $0.07
Weighted average common shares (diluted)          2,695,688       2,418,760


                           CANISCO RESOURCES, INC.
                  (formerly Nuclear Support Service, Inc.
                   Consolidated Statements of Cash Flows


                                                  Three Months Ended June 30,
                                                    1998             1997
Cash flows from operating activities:

Net earnings                                       $  298,599       $160,547
Adjustments to reconcile net
   earnings to net cash
   used in operating activities:
 Depreciation and amortization                        279,066        125,440
 Deferred income taxes                                (43,000)             -
 Change in assets and liabilities
   net of effects from purchases
   of subsidiaries:
 (Increase) in accounts receivable                 (3,976,832)    (1,008,888)
 Decrease in inventory                                  1,543         24,064
 Decrease in costs and estimated
    earnings in excess of billings
    on uncompleted contracts                         (415,198)      (204,037)
 Decrease in other assets                             571,471        872,195
 Increase in accounts payable                         304,141         41,810
 Decrease in accrued expenses                        (386,313)      (514,467)
 Increase in billings in excess
 of costs and estimated earnings on
 uncompleted contracts                                317,618         63,432
     Net cash used in operating
      activities                                   (3,048,905)      (439,904)

Cash flows from investing activities:
Purchase of property and equipment                   (294,989)       (24,263)
Purchase of company (net of
 cash acquired)                                    (6,704,373)             -
     Net cash used in
      investing activities                         (6,999,362)       (24,263)

Cash flows from financing activities:
 Net borrowings on notes payable                    4,715,995         55,890
 Proceeds from long term debt                       6,284,633              -
 Principal payments on long-term debt               (985,985)      (521,600)
 Proceeds of sale of common stock                     656,250              -
    Net cash provided by (used in)
     financing activities                          10,670,893       (465,710)
    Net increase (decrease) in cash                   622,626       (929,877)

Cash at beginning of period                         1,188,393      1,308,225
Cash at end of period                              $1,811,019       $378,348

See the accompanying notes to the consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998


NOTE 1:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's
Annual Report for the year ended March 31, 1998. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.


NOTE 2:

On April 22, 1998 the Company acquired the stock of Mansfield Industrial Coatings, Inc. The acquisition was accounted for under the purchase method and accordingly the results of operations were included in the Company's consolidated statement of income from the date of acquisition forward. The purchase price, paid in cash and common stock, has been allocated to the assets and liabilities on a preliminary basis and the excess of cost over the fair market value of net assets acquired is being amortized over a 15 year period on a straight line basis. The preliminary purchase price allocation is as follows:

          Net assets                $4,413,622
          Goodwill                   3,002,851
          Total purchase price      $7,416,473


NOTE 3:

In April 1998, the Company expanded its credit facility to a three year secured $25,000,000 facility. Borrowings under this agreement are secured by all assets of the Company. This loan agreement, among other things, requires the Company to meet various covenants including minimum levels of working capital and tangible net worth.


PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

On April 22, 1998 the Company acquired all the outstanding stock of Mansfield Industrial Coatings, Inc. Mansfield provides painting and specialty coating as well as asbestos and lead abatement, insulation and scaffolding services to the power generation, pulp and paper, petro-chemical and other general industries located throughout the southeastern and gulf coast regions of the country. The addition of the Mansfield business has had the positive financial impact anticipated and unless otherwise noted the variance between this quarter's results and the comparable period last year are due to the addition of the Mansfield business.

Revenues for the period were Eighteen Million, Six Hundred Seven
Thousand ($18,607,000) compared to Twelve  Million Eight Hundred and
Eight Thousand ($12,808,000) in the same prior year, an increase of 45.2%.

For the first quarter of fiscal year 1999, the power generation market accounted for twenty-three (23%) of total revenues compared to thirty-eight percent (38%)of total revenues for the same period last year. The petro-chemical business accounted for forty-one percent (41%) of 1999 first quarter revenues, compared to twenty-one percent (21%) in the same period for the quarter ended June 30, 1997. The pulp and paper market accounted for seventeen percent (17%) of first fiscal quarter 1999 revenues compared to twenty-five percent
(25%) for the same period a year ago. The revenue contribution of all other businesses collectively was nineteen percent (19%) compared to sixteen percent (16%) for the same period last year. The market mix remains in the range of that expected. The shift in market segmentation is predominately attributable to the addition of the Mansfield business, which is weighted in the petro-chemical market when compared to the Company's traditional business mix. Also affecting the market mix was a reduction in revenue from the power markets as a result of the normal business cycle.

The gross margin for the first quarter of fiscal year 1999 increased $841,000 to $3,321,000 from the same period last year. As a percent of revenue, the aggregate gross margin for the current period decreased to eighteen percent (18%) compared to nineteen percent (19%) during the period ended June 30, 1997. The power generation market margin contribution was eighteen percent (18%) versus forty-four percent (44%) for the same period last year. The margin contribution of the petro-chemical business increased to thirty-three percent (33%) from twenty percent (20%) a year ago. The pulp and paper industry's gross margin remained constant at twenty-six percent (26%). All other markets contributed twenty three percent (23%) of gross margin compared to ten percent (10%) in the comparable period a year ago. The shifts in gross margin between market sectors is primarily a function of revenues.

General and administrative expenses for the quarter were Two Million Three Hundred Ninety Four Thousand ($2,394,000) compared to One Million Nine Hundred Fifty Thousand ($1,950,000) for the same period last year. As a percentage of revenue G&A expenses decreased to thirteen percent (13%) from fifteen percent (15%) a year ago. This decrease is expected as the Company expands its revenue base.

As a result of the above, income from operations was Nine Hundred Twenty Six Thousand ($926,000) compared to Five Hundred Twenty Nine Thousand ($529,000) for the same period last year.

For the first quarter of fiscal year 1999, interest expense increased approximately Two Hundred Ten Thousand ($210,000) to Four Hundred
Seventy One Thousand ($471,000) compared to the same period a year ago.
This increase was due to the additional debt associated with the acquisition of Mansfield offset somewhat by decreased interest rates.

The Company had other income; net of expense, of Seventy Six Thousand ($76,000) compared to other expense net of income of One Thousand ($1,000) for the same period a year ago.

Income taxes of Two Hundred Thirty Two Thousand ($232,000) were accrued for the period compared to One Hundred Seven Thousand ($107,000) for the same period in fiscal year 1998.

The net income for the first quarter of fiscal year 1999 was approximately Two Hundred Ninety Nine Thousand ($299,000) or $0.12/share compared to approximately One Hundred Sixty One Thousand, ($161,000) or $0.07/share.

The Company expects the added value of its growth initiative to continue. However, while the overall economy and need for its services remain strong, certain markets are indicating softness. Also, the availability of sufficient skilled labor is tightening in several geographical markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowings. These sources of liquidity are reduced by the payment of direct costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving lines of credit and long term debt.

Effective April 17, 1998, the Company amended its credit facility with its current lender. The amended credit facility consists of a three-year commitment for a $25,000,000 credit facility, including a $5,000,000 acquisition credit line.

At June 30, 1998, on its credit facility of $25,000,000, the Company had borrowed approximately $12,100,000 on its working capital line and had an outstanding principal balance of $7,659,000 on its long term secured loan obligation.

At June 30, 1998, the Company had working capital of approximately $12,430,000 compared to working capital of $5,293,000 at March 31, 1998. The increase in working capital was due primarily to the acquisition of Mansfield Industrial Coatings, accounts receivable, cost and earnings in excess of billings on uncompleted contracts, accounts payable, offset somewhat by the decrease in other assets and accrued expenses.

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


PART II   ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

On May 7, 1998, the Company filed an 8-K which detailed the acquisition of Mansfield Industrial Coatings, Inc.

On July 7, 1998, the Company filed an 8-K\A related to the acquisition of Mansfield Industrial Coatings, Inc., which contained the financial statements and pro-forma financial information.

Exhibit 27     Financial Data Schedule for the Three-Month Period
                      Ended June 30, 1998.

                         SIGNATURES

Date: August, 5, 1998           CANISCO RESOURCES, INC.


                                /s/ Ralph A. Trallo
                                Ralph A. Trallo
                           			  President and CEO

                                /s/ Michael J. Olson
                           			  Michael J. Olson
                            		  Chief Financial Officer