Form 10-Q
period 1998-09-30
CANISCO RESOURCES INC
filed 1998-11-12
CIK 317488

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                     FORM 10-Q

                    (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1998

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan
confirmed by the court.  Yes  (X)   No  ( )

Common Stock, par value $.0025 per share 2,526,565 shares outstanding as of September 30, 1998.




CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)


PART I  ITEM 1

FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 1998 and March 31, 1998

Consolidated Statements of Operations for the Three Month Periods Ended September 30, 1998 and 1997

Consolidated Statements of Operations for the Six Month Periods Ended September 30, 1998 and 1997

Consolidated Statements of Cash Flows for the Six Month Periods Ended September 30, 1998 and 1997

Notes to Consolidated Financial Statements


PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II  Item 2

Changes in Securities and Use of Proceeds


PART II  Item 4

Submission of Matters to a Vote of Security Holders


PART II  ITEM 6

Exhibits and Reports on Form 8-K





PART I ITEM 1                  FINANCIAL STATEMENTS

                              CANISCO RESOURCES, INC.
                  (formerly Nuclear Support Services, Inc.)

                          Consolidated Balance Sheets
Assets

                             Assets             September 30,       March 31,
                                                        1998            1998
                                                  (Unaudited)       (Audited)
Current assets:

Cash                                             $ 1,763,306      $1,188,393
Accounts receivable, net

    Billed                                        14,088,289       7,749,599
    Unbilled                                         435,901         242,930
    Other                                            324,440         283,491
        Total accounts receivable                 14,848,630       8,276,020

Inventory                                            382,144         419,697
Deferred income taxes                                278,000         289,000
Other prepaid expenses and current assets          1,496,283       1,961,818
Costs and estimated earnings in excess
     of billings on uncompleted contracts          2,540,902       1,377,433
        Total current assets                      21,309,265      13,512,361

Property and equipment:
  Land                                             1,125,100         954,100
  Buildings and improvements                       1,130,812       1,085,812
  Machinery and equipment                          5,717,914       2,545,281
  Furniture and fixtures                             471,156         404,811
  Vehicles                                         1,037,727         389,516
      Total property and equipment                 9,482,709       5,379,520
      Less accumulated depreciation               (2,304,092)     (1,886,289)
       Property and equipment, net                 7,178,617       3,493,231

Intangible pension asset                             854,170         905,938
Deferred income taxes                              1,638,000       2,116,000
Other assets                                         429,101         605,779
Goodwill                                           2,902,751               0
       Total assets                              $34,311,904     $20,633,309



                             CANISCO RESOURCES, INC.
                     (formerly Nuclear Support Services, Inc.)
                          Consolidated Balance Sheets
                       Liabilities and Shareholders' Equity


                                                September 30,        March 31,
                                                        1998             1998
                                                  (Unaudited)        (Audited)
Current liabilities:

Current portion of long-term debt                $ 1,978,504      $ 1,974,993
Accounts payable                                   3,426,468        3,301,171
Other accrued expenses                             2,506,485        2,563,489
Billings in excess of costs and estimated
  earnings on uncompleted contracts                  708,643          379,462
        Total current liabilities                  8,620,100        8,219,115

Long-term debt, less current portion               8,528,836        1,755,000
Accrued pension cost                                 918,746          962,869
Note payable to bank                              11,644,370        6,526,421
        Total liabilities                         29,712,052       17,463,405

Shareholders' equity:
    Common stock, $.0025 par value, authorized
    20,000,000 and 10,000,000 shares;
    issued 2,788,617 and 2,477,592 shares;
    and outstanding 2,526,565 and 2,215,540
    shares, respectively at September 30, 1998
    and March 31, 1998                                 6,972            6,194
    Additional paid-in-capital                     3,688,764        2,873,101
    Retained earnings                              4,855,653        4,242,146
    Treasury stock, at cost                       (3,951,537)      (3,951,537)
        Total shareholders' equity                 4,599,852        3,169,904


        Total liabilities & shareholders'equity  $34,311,904      $20,633,309


                          CANISCO RESOURCES, INC.
                  (formerly Nuclear Support Services, Inc).
                    Consolidated Statements of Operations
                                 (Unaudited)

                                      Three Months Ended         September 30,
                                                    1998                 1997

Revenues from services                      $ 17,826,729         $ 14,901,690
Cost of services                              14,339,389           12,115,416
     Gross margin                              3,487,340            2,786,274

General and administrative expenses            2,456,350            1,949,865
Income from operations                         1,030,990              836,409


Interest expense                                (481,284)            (264,538)

Other income, net                                  8,510                3,985

Income before income taxes                       558,216              575,856
Income tax expense                               243,308              230,343



Net earnings                                   $ 314,908            $ 345,513

Earnings per share (basic)                         $0.12                $0.16
Weighted average common shares (basic)         2,526,565            2,193,040
Earnings per share (diluted)                       $0.12                $0.14
Weighted average common shares (diluted)       2,699,803            2,425,742



                          CANISCO RESOURCES, INC.
                  (formerly Nuclear Support Services, Inc).
                    Consolidated Statements of Operations
                                 (Unaudited)

                                           Six Months Ended      September 30,
                                                       1998              1997

Revenues from services                         $ 36,433,878      $ 27,709,523
Cost of services                                 29,625,998        22,443,456
     Gross margin                                 6,807,880         5,266,067

General and administrative expenses               4,800,696         3,883,960
Income from operations                            2,007,184         1,382,107


Interest expense                                   (951,938)         (525,884)

Other income (expense), net                          34,000           (12,788)

Income before income taxes                        1,089,246           843,435
Income tax expense                                  475,739           337,375



Net earnings                                      $ 613,507         $ 506,060



Earnings per share (basic)                            $0.25             $0.23
Weighted average common shares (basic)            2,496,053         2,193,040
Earnings per share (diluted)                          $0.23             $0.21
Weighted average common shares (diluted)          2,670,188         2,426,496


                           CANISCO RESOURCES, INC.
                    (formerly Nuclear Support Service, Inc.)
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                             Six Months Ended     September 30,
                                                       1998             1997
Cash flows from operating activities:

Net earnings                                         $613,507         $506,060
Adjustments to reconcile net
   earnings to net cash
   used in operating activities:
 Depreciation and amortization                        546,349          254,590
 Deferred income taxes                                489,000
 Change in assets and liabilities
   net of effects from purchases
   of subsidiaries:
 (Increase) in accounts receivable                 (3,691,900)      (1,822,492)
 Decrease in inventory                                 62,765           21,195
 (Increase) in costs and estimated
    earnings in excess of billings
    on uncompleted contracts                          (33,282)        (810,557)
 Decrease in other assets                             533,801        1,281,185
 Decrease in accounts payable                        (174,696)        (643,880)
 Decrease in accrued expenses                        (457,327)        (500,988)
 Increase (Decrease) in billings in excess
 of costs and estimated earnings on
 uncompleted contracts                                 40,474          (10,802)
     Net cash used in operating
      activities                                   (2,071,309)      (1,725,689)

Cash flows from investing activities:
Purchase of property and equipment                   (353,209)         (45,052)
Purchase of company (net of
 cash acquired)                                    (6,704,373)               0
     Net cash used in
      investing activities                         (7,057,582)         (45,052)

Cash flows from financing activities:
 Net borrowings on notes payable                    3,923,728        1,781,324
 Proceeds from long term debt                       6,284,633                0
 Principal payments on long-term debt              (1,320,998)      (1,051,901)
 Proceeds from sale of common stock                   816,441           73,125
    Net cash provided by
     financing activities                           9,703,804          802,548
    Net increase (decrease) in cash                   574,913         (968,193)

Cash at beginning of period                         1,188,393        1,308,225
Cash at end of period                              $1,763,306         $340,032

See the accompanying notes to the consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998


NOTE 1:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended March 31, 1998. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.


NOTE 2:

On April 22, 1998 the Company acquired the stock of Mansfield Industrial Coatings, Inc. The acquisition was accounted for under the purchase method and accordingly the results of operations were included in the Company's consolidated statement of operations from the date of acquisition forward. The purchase price, paid in cash and common stock, has been allocated to the assets and liabilities on a preliminary basis and the excess of cost over the fair value of net assets acquired is being amortized over a 15 year period on a straight line basis. The preliminary purchase price allocation is as follows:

          Net assets                $4,413,622
          Goodwill                   3,002,851
          Total purchase price      $7,416,473


NOTE 3:

In April 1998, the Company expanded its credit facility to a three year secured $25,000,000 facility. Borrowings under this agreement are secured by substantially all assets of the Company. This loan agreement, among other things, requires the Company to meet various covenants including minimum levels of working capital and tangible net worth.


PART I  ITEM 2       FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 1997

On April 22, 1998 the Company acquired all the outstanding stock of Mansfield Industrial Coatings, Inc. Mansfield provides painting and specialty coating as well as asbestos and lead abatement, insulation and scaffolding services to the power generation, pulp and paper, petro-chemical and other general industries located throughout the southeastern and gulf coast regions of the United States. The addition of the Mansfield business has had the positive financial impact anticipated and unless otherwise noted, the variance between this quarter's results and the comparable period last year are attributable to the addition of the Mansfield business.

Revenues for the period were Seventeen Million Eight Hundred Twenty Seven Thousand ($17,827,000) compared to Fourteen Million Nine Hundred Two Thousand ($14,902,000) in the prior year, an increase of Two Million Nine Hundred Twenty Five Thousand ($2,925,000) or twenty percent (20%).

The power generation market accounted for twenty percent (20%) of total revenues compared to twenty eight percent (28%) of total revenues for the same period last year. The petro-chemical business was thirty percent (30%) compared to twenty two percent (22%) of second quarter revenues.
The pulp and paper market increased to twenty seven percent (27%) of second quarter 1998 revenues compared to twenty percent (20%) for the same period a year ago. The revenue contribution of all other markets collectively was twenty three percent (23%) compared to thirty percent (30%) from the same period last year.

The gross margin for the period was Three Million Four Hundred Eighty Seven Thousand ($3,487,000) compared to Two Million Seven Hundred Eighty Six Thousand ($2,786,000) for the same period a year ago. The increase is attributable to the acquisition of Mansfield. As a percent or revenue, the gross margin for the current period was twenty percent (20%) compared to nineteen percent (19%) during the period ended September 30, 1997. The power generation market margin contribution was twenty five percent (25%) versus thirty three percent (33%) for the same period last year. The margin contribution for the petro-chemical business increased from fifteen percent (15%) a year ago to nineteen percent (19%). The pulp and paper industry accounted for thirty two percent (32%) of gross margin compared to twenty one percent (21%) during the same period last year. All other markets contributed twenty eight percent (28%) of gross margin compared to twenty seven percent (27%) in the comparable period a year ago. The variance in margin contribution is attributable to shift in market mix.

General and administrative expenses for the quarter were Two Million Four Hundred Fifty Six Thousand ($2,456,000) compared to One Million Nine Hundred Fifty Thousand ($1,950,000) in the same period last year. As a percentage of revenue, general & administrative expenses increased to fourteen percent (14%) percent from thirteen percent (13%) in the prior year.

Income from operations was One Million Thirty One Thousand ($1,031,000) compared to Eight Hundred Thirty Six Thousand ($836,000) for the same period last year. The increase is attributable to the effect of the Mansfield acquisition.

Interest expense increased Two Hundred Seventeen Thousand ($217,000) to Four Hundred Eighty One Thousand from the same period a year ago. This increase was due to additional debt associated with the acquisition of Mansfield offset somewhat by reduced interest rates. Other income, net of expenses, was Nine Thousand ($9,000) compared to Four Thousand ($4,000) a year ago.

Income taxes of Two Hundred Forty Three Thousand ($243,000) were accrued for the period compared to Two Hundred Thirty Thousand ($230,000) for the same period a year ago. The effective tax rate increased to 44% from 40% a year ago as a result of nondeductible amortization expense related to the Mansfield acquisition.

The net earnings were approximately Three Hundred Fifteen Thousand ($315,000) or $0.12/share compared to Three Hundred Forty Six
Thousand ($346,000) or $0.16/share for the same period last year. There were 2,526,565 weighted average shares outstanding for the quarter ended September 30, 1998 compared to 2,193,040 weighted average shares outstanding for the same period a year ago.


SIX MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the period were Thirty Six Million Four Hundred Thirty Four Thousand ($36,434,000) compared to Twenty Seven Million Seven Hundred Ten Thousand ($27,710,000) for the prior year. The power generation market accounted for twenty two percent (22%) of total revenues compared to thirty three percent (33%) of total revenues for the same period last year. The petro-chemical market provided revenues of twenty six percent (26%) compared to twenty two percent (22%) for the six months ended September 1997. The pulp and paper market accounted for thirty one percent (31%) of revenues compared to twenty two percent (22%) for the same period last year. The revenue contribution of all other markets collectively was twenty one percent (21%) compared to twenty three percent (23%) a year ago.

The gross margin for the period increased One Million Five Hundred Forty Two Thousand ($1,542,000) to Six Million Eight Hundred Seventy One Thousand ($6,871,000) when compared to the same period a year ago. As a percent of revenue, the gross margin for the current period remained unchanged at nineteen percent (19%). The power generation market margin contribution was twenty one percent (21%) compared to thirty-eight percent (38%) in the comparable period last year. The margin contribution of the petro-chemical business increased to twenty one percent (21%) from nineteen percent (19%) a year ago. The pulp and paper industry accounted for thirty three percent (33%) of gross margin, up from twenty three percent (23%) during the same period last year. All other markets contributed twenty five percent (25%) of gross margin compared to twenty percent (20%) in the comparable period a year ago. Shifts in gross margin contribution reflect shifts in market concentration, which is predominately attributable to the Mansfield acquisition.

General and administrative expenses for the first six months increased Nine Hundred Seventeen Thousand ($917,000) to Four Million Eight Hundred One Thousand ($4,801,000) compared to the same period last year. As a percentage of revenue general & administrative expenses decreased to thirteen percent (13%) from fourteen percent (14%).

Income from operations was Two Million Seven Thousand ($2,007,000) compared to One Million Three Hundred Eighty Two Thousand ($1,382,000) for the same period last year.

Interest expense increased approximately Four Hundred Twenty Six Thousand ($426,000) to Nine Hundred Fifty Two Thousand ($952,000) compared to the same period a year ago. The increase was due to additional debt load associated with the Mansfield acquisition.

The Company had other income net of (expense), of Thirty Four Thousand ($34,000) compared to other (expense) net of income of Thirteen Thousand ($13,000), for the same period a year ago.

Income taxes of Four Hundred Seventy Six Thousand ($476,000) were accrued for the period compared to Three Hundred Thirty Seven Thousand ($337,000) for the same period a year ago.

Net earnings for the first six months of fiscal year 1998 were approximately Six Hundred Fourteen Thousand ($614,000) or $0.25/share compared to $0.23/share or Five Hundred Six Thousand ($506,000) for the same period last year.

Weighted average shares outstanding for the period were 2,496,053 compared to 2,193,040 for the same period a year ago.


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

At September 30, 1998, on its credit facility of $25,000,000, the Company had borrowed approximately $11,644,000 on its working capital line and had an outstanding principal balance of $7,324,000 on its long term secured loan obligation.

At September 30, 1998, the Company had working capital of approximately $12,689,000 compared to working capital of $5,293,000 at March 31, 1998. The increase in working capital was due primarily to the acquisition of Mansfield Industrial Coatings, accounts receivable, cost and earnings in excess of billings on uncompleted contracts offset somewhat by the decrease in other assets and accrued expenses.

The Company anticipates that working capital and available bank credit will be sufficient to meet cash needs for the coming year.

GOING FORWARD

The Company plans to continue its growth strategy and has entered into an agreement to raise up to $7.5M, in two separate transactions, by the sale of preferred stock to a group of investors (see Part II, Item 2 herein and the Company's 8-K filed October 30, 1998 for details). These funds will be used to support this strategy. The Company anticipates that this matter will be placed to the shareholders for vote in January, 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that public business enterprises report certain information about operating segments, products and services, geographic areas and major customers in financial statements.

Both of the statements are effective for fiscal years beginning after December 15, 1997. These statements address presentation and disclosure matters and adoption of the statements will have no effect on the Company's financial position or results of operations.

YEAR 2000

Many computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary liability to process transactions, send invoices, or engage in similar normal business activities.

The Company utilizes software vendors for its major computer program applications. The installation of a year 2000 compliant version of the Company's financial, inventory, and job costing software occurred prior to the fiscal year end 1998. The Company is also in the process of assessing its internal personal computer network, telephones, facsimile machines and labeling equipment for year 2000 compliance.

In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a number of third parties that provide goods, services and information to the Company. These include contract manufacturers, suppliers, licensees, vendors, and financial institutions.
If any of these third parties experience failures in their computer systems or equipment, which systems and equipment are outside the control of the Company, due to year 2000 non-compliance, it could affect the Company's ability to engage in normal business activities. Although the Company has minimal computer interface with third parties, the Company is in the process of making contact with all of its significant customers, suppliers and partners to determine the extent, if any, to which the Company is vulnerable should these third parties experience a year 2000 failure of their system and to ascertain their year 2000 compliance and risks. The Company does not believe that the cost of becoming year 2000 compliant will be in excess of $25,000. To date, the Company has incurred minor expenses, primarily for assessment of the year 2000 issue, development of a modification plan, and preparation for the installation of a year 2000 compliant version of its financial, inventory, and job costing software.

The cost of the project and the dates on which the Company believes it will complete the year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved.


SUBSEQUENT EVENT

On October 16, 1998, the Company entered into an agreement with an institutional investment group for the sale of $1,412,000 of convertible preferred stock. The preferred stock to be acquired by the investors will be convertible into Canisco's common stock, initially at $2.50 per common share and thereafter at prices ranging from $2.75 to $2.25 per share, depending on Canisco's performance for the fiscal year ending March 31, 1999. These conversion prices represented a substantial premium to the market price of Canisco's shares on the date of the transaction. The Company currently intends to use the proceeds of the sale principally to implement its previously announced strategic acquisition plan and for working capital requirements.

The agreement also provides for the sale of additional preferred stock in the amount of $6,088,000, subject to approval of the Company's shareholders.

Closing of the two agreements is subject to conditions including:
finalization of the investors due diligence, appropriate documentation and, with respect to the second closing, shareholder approval.

The 8-K filing for this transaction was filed on October 30, 1998.


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


PART II  ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

Canisco Resources, Inc., a Delaware corporation, entered into a Securities Purchase Agreement, dated as of October 16, 1998, by and among Mellon Ventures, L.P. and Morse Partners, Ltd. and the Company, pursuant to which the Investors may purchase up to an aggregate of 75,000 shares of Series A and Series B 12% Cumulative Convertible Preferred Stock at an issue price of $100.00 per share. The preferred stock is convertible into Canisco's common stock initially at $2.50 per common share and thereafter at prices ranging from $2.75-$2.25 a share. The investors are entitled to have certain expenses reimbursed by the Company and is a fee equal to 1% of the amount invested. See the Company's 8-K filed October 30, 1998, incorporated herein by reference. The agreement and the issuance of preferred stock pursuant thereto are exempt from registration under
Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

PART II  ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on August 25, 1998. The following actions were taken:

1. The following directors were elected to serve on the Board of Directors of the Company:

    Dale Ferguson   (For 1,766,006 / Withheld   75,081 / Exception  6,551)
    Don Lyons       (For 1,761,006 / Withheld   80,081 / Exception 11,551)
    Tom McShane     (For 1,748,857 / Withheld   92,230 / Exception 23,700)
    Larry Petcovic  (For 1,772,457 / Withheld   68,630 / Exception    100)
    Joe Quick       (For 1,753,841 / Withheld   87,246 / Exception 18,716)
    Ralph Trallo    (For 1,767,372 / Withheld   73,715 / Exception  5,185)

2.  Ratification of appointment of KPMG Peat Marwick LLP as Independent
    Auditors.        (For 1,790,379 / Against    5,283 / Abstain 45,425)

3.  Approval of the Stock Option Incentive Plan.
              (For 1,164,222 / Against  659,165 / Abstain/Non-vote 17,700)

4.  Approval of the amendment of Certificate of Incorporation to increase the authorized common stock.
              (For 1,479,089 / Against  359,698 / Abstain/Non-vote  2,300)

5. Approval of the amendment of Certificate of Incorporation regarding authorized preferred stock.
              (For 1,378,077 / Against  448,589 / Abstain/Non-vote 14,420)

PART II  ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       3. Articles of Incorporation, as amended, as filed with the Secretary of State of Delaware on September 16, 1998.

     10.2 Securities Purchase Agreement, dated as of October 16, 1998, by and among Mellon Ventures, L.P. and Morse Partners, Ltd. and Canisco Resources, Inc. (incorporated by reference, see
           Exhibit 10.2 to 8-K filed October 30, 1998).

     10.3  Stock Purchase Agreement for acquisition of Mansfield
           Industrial Coatings, Inc. on April 22, 1998 (incorporated by reference, see Exhibit 1 to 8-K filed May 7, 1998)

     10.4  Amended and Restated Security Agreement with the BNY
           Financial Corporation dated as of April 17, 1998
           (incorporated by reference, see Exhibit 4 to 8-K filed May
           7, 1998).

       27  Financial Data Schedule for the Six-Month Period Ended
           September 30, 1998.

  (b) On May 7, 1998, the Company filed an 8-K which detailed the acquisition of Mansfield Industrial Coatings, Inc., incorporated herein by reference.

       On July 7, 1998, the Company filed an 8-K/A related to the acquisition of Mansfield Industrial Coatings, Inc., which contained the financial statements and pro-forma financial information, incorporated herein by reference

       On October 30, 1998, the Company filed an 8-K related to the execution of a Securities Purchase Agreement for the sale of preferred stock to Mellon Ventures, L.P and Morse Partners, Ltd., incorporated herein by reference.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date: ___________________________CANISCO RESOURCES, INC.
                                /s/ Ralph A. Trallo
                                    Ralph A. Trallo
                           			      President and CEO

                                /s/ Michael J. Olson
                           			      Michael J. Olson
                            		      Chief Financial Officer