Form 10-Q
period 1998-12-31
CANISCO RESOURCES INC
filed 1999-02-12
CIK 317488

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

         (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended December 31, 1998

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

          300 Delaware Avenue, Suite 714, Wilmington, DE 19801
     (Address of Principal Executive Offices)          (Zip Code)

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


Common Stock, par value $.0025 per share 2,526,565 shares outstanding as of December 31, 1998.

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc.)

PART I  ITEM 1

FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1998 and
March 31, 1998

Consolidated Statements of Operations for the Three
Month Periods Ended December 31, 1998 and 1997

Consolidated Statements of Operations for the Nine Month
Periods Ended December 31, 1998 and 1997

Consolidated Statements of Cash Flows for the Nine Month
Periods Ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements

PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations


PART II   ITEM 6

Exhibits and Reports on Form 8-K

PART I ITEM 1                   FINANCIAL STATEMENTS

                              CANISCO RESOURCES, INC.
                  (formerly Nuclear Support Services, Inc.)

                          Consolidated Balance Sheets
                                    Assets

      Assets                                December 31,       March 31,
                                                   1998            1998
                                             (Unaudited)       (Audited)
Current assets:

Cash                                        $ 1,191,835       $1,188,393
Accounts receivable, net

    Billed                                   12,080,369        7,749,599
    Unbilled                                    516,394          242,930
    Other                                       640,219          283,491
        Total accounts receivable            13,236,982        8,276,020
Inventory                                       457,838          419,697
Deferred income taxes                           170,000          289,000
Other prepaid expenses and current assets     1,378,849        1,961,818
Costs and estimated earnings in excess
     of billings on uncompleted contracts     2,646,858        1,377,433
        Total current assets                 19,082,362       13,512,361

Property and equipment:
  Land                                        1,124,100          954,100
  Buildings and improvements                  1,128,512        1,085,812
  Machinery and equipment                     5,816,322        2,545,281
  Furniture and fixtures                        469,481          404,811
  Vehicles                                    1,123,715          389,516
      Total property and equipment            9,662,130        5,379,520
      Less accumulated depreciation          (2,580,999)      (1,886,289)
      Property and equipment, net             7,081,131        3,493,231

Intangible pension asset                        828,286          905,938
Deferred income taxes                         1,665,000        2,116,000
Other assets                                    508,590          605,779
Goodwill, net                                 3,224,036                0
       Total assets                         $32,389,405      $20,633,309




                             CANISCO RESOURCES, INC.
                     (formerly Nuclear Support Services, Inc.)
                          Consolidated Balance Sheets
                       Liabilities and Shareholders' Equity


                                           December 31,        March 31,
                                                  1998             1998
                                            (Unaudited)        (Audited)

Current liabilities:

Current portion of long-term debt          $ 1,759,113      $ 1,974,993
Accounts payable                             3,674,303        3,301,171
Other accrued expenses                       1,769,982        2,563,489
Billings in excess of costs and estimated
  earnings on uncompleted contracts            779,124          379,462
        Total current liabilities            7,982,522        8,219,115

Long-term debt, less current portion         7,974,627        1,755,000
Accrued pension cost                           868,915          962,869
Note payable to bank                        10,740,307        6,526,421
        Total liabilities                   27,566,371       17,463,405

Shareholders' equity:
    Common stock, $.0025 par value,
    Authorized 20,000,000 and 10,000,000;
    Shares issued 2,788,617 and 2,477,592
    Shares; and outstanding 2,526,565 and
    2,215,540 shares, respectively at
    December 31, 1998 and March 31, 1998         6,972            6,194
    Additional paid-in-capital               3,688,764        2,873,101
    Retained earnings                        5,078,835        4,242,146
    Treasury stock, at cost                 (3,951,537)      (3,951,537)
        Total shareholders' equity           4,823,034        3,169,904


        Total liabilities and
          shareholders'equity              $32,389,405      $20,633,309



                       CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc).
Consolidated Statements of Operations
(Unaudited)


                                        Three Months Ended  December 31,
                                                     1998          1997

Revenues from services                        $17,616,476  $ 14,007,229
Cost of services                               14,047,943    11,439,532
      Gross margin                              3,568,533     2,567,697

General and administrative expenses             2,753,255     1,967,244
Income from operations                            815,278       600,453

Interest expense                                 (451,812)     (259,973)
Other (expense) income, net                      ( 58,229)        2,599

Income before income taxes                        305,237       343,079
Income tax expense                                 82,055       137,232

Net earnings                                      223,182      $205,847

Basic earnings per share                            $0.09         $0.09

Weighted average common shares (basic)          2,526,565     2,215,540

Diluted earnings per share                          $0.09         $0.09

Weighted average common shares (diluted)        2,589,259     2,398,474

CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc).
Consolidated Statements of Operations
(Unaudited)


                                      Nine Months Ended     December 31,
                                                   1998            1997

Revenues from services                      $54,050,354     $41,716,752
Cost of services                             43,673,941      33,882,988
      Gross margin                           10,376,413       7,833,764

General and administrative expenses           7,553,951       5,851,204
Income from operations                        2,822,462       1,982,560

Interest expense                             (1,403,750)       (785,857)
Other (expense), net                           ( 24,229)        (10,189)
Income before income taxes                    1,394,483       1,186,514

Income tax expense                              557,794         474,607

Net earnings                                   $836,689        $711,907

Basic earnings per share                          $0.34           $0.32

Weighted average common shares (basic)        2,433,553       2,193,040

Diluted earnings per share                        $0.32           $0.30

Weighted average common shares (diluted)      2,579,857       2,398,474

 CANISCO RESOURCES, INC.
(formerly Nuclear Support Services, Inc).
Consolidated Statements of Cash Flows
(Unaudited)

                                        Nine Months Ended   December 31,
                                                   1998            1997
Cash flows from operating activities:
  Net earnings                              $   836,689     $   711,907
  Adjustments to reconcile net
    earnings to net cash provided by
    (used in) operating activities:
      Depreciation and amortization             922,362         488,940
      Deferred income taxes                     570,000         475,000
  Change in assets and liabilities
    net of effects from purchase
    of business:
      (Increase) decrease in accounts
        receivable                           (2,080,252)        301,025
      (Increase) in inventory                   (12,929)         (6,068)
      (Increase) in costs
        and estimated earnings in excess
        of billings on uncompleted
        contracts                              (389,238)       (540,184)
      Decrease in other assets                  548,424         575,789
      Increase (decrease) in accounts
        payable                                  73,139        (674,583)
      (Decrease) in accrued expenses         (1,275,655)     (1,178,144)
      Increase (decrease) in billings
        in excess of costs and
        estimated earnings on
        uncompleted contracts                   110,955        (105,311)
Net cash (used in) provided by
  operating activities                         (696,505)         48,371

Cash flows from investing activities:
  Net purchase of property
    and equipment                              (532,630)       (123,855)
  Purchase of business (net of cash
    acquired)                                (6,793,564)              0

Net cash (used in) investing activities      (7,326,194)       (123,855)

Cash flows from financing activities:
  Net borrowings on notes payable             3,173,951         907,987
  Proceeds from long term debt                6,284,633               0
  Principal payments on
    long-term debt                           (2,248,884)     (1,491,451)
  Proceeds of sale of common stock              816,441          73,123

Net cash provided by (used in)
  financing activities                        8,026,141        (510,341)

Net increase (decrease) in cash                   3,442        (585,825)

Cash at beginning of period                   1,188,393       1,308,225

Cash at end of period                       $ 1,191,835      $  722,400

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998


NOTE 1:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended March 31, 1998. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the period ended December
31, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.


NOTE 2:

On April 22, 1998 the Company acquired the stock of Mansfield Industrial Coatings, Inc. The acquisition was accounted for under the purchase method and accordingly the results of operations were included in the Company's consolidated statement of operations from the date of acquisition forward. The purchase price, paid in cash and common stock, has been allocated to the assets and liabilities on a preliminary basis and the excess of cost over the fair value of net assets acquired is being amortized over a 15 year period on the straight line basis. The preliminary purchase price allocation is as follows:

          Net assets                $4,132,416
          Goodwill                   3,374,036
          Total purchase price      $7,506,452


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



PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998
COMPARED TO THE THREE MONTHS ENDING DECEMBER, 1997

On April 22, 1998, the Company acquired all the outstanding stock of Mansfield Industrial Coatings, Inc. Mansfield provides painting and specialty coatings as well as asbestos and lead abatement, insulation and scaffolding services to the power generation, pulp and paper, petro-chemical and other general industries located throughout the southeastern and gulf coast regions of the United States. The addition of the Mansfield business has had the positive financial impact anticipated and unless otherwise noted, the variance between this quarter's results and the comparable period last year are attributable to the addition of the Mansfield business.

Revenues for the period were Seventeen Million Six Hundred Sixteen Thousand ($17,616,000) compared to Fourteen Million Seven Thousand ($14,007,000) in the prior year.

The power generation market accounted for eighteen percent (18%) of total revenues compared to thirty-three percent (33%) of total revenues for the same period last year. The petro-chemical business accounted for thirty-eight percent (38%) of 1998 third quarter revenues, compared to twenty-one percent (21%) for the quarter ended December 31, 1997.
The pulp and paper market accounted for fifteen percent (15%) of revenues compared to twenty-one percent (21%) in the comparable period a year ago. The revenue contribution of all other businesses collectively was twenty-nine percent (29%) compared to twenty-five percent (25%) for the same period last year.

The gross margin for the period was Three Million Five Hundred Sixty Nine Thousand ($3,569,000) compared to Two Million Five Hundred Sixty Eight Thousand ($2,568,000) for the same period last year. As a percent of revenue, the gross margin for the current period increased to twenty percent (20%) compared to eighteen percent (18%) during the period ended December 31, 1997. The power market margin contribution was twenty percent (20%) versus thirty-four percent (34%) for the same period last year. The margin contribution for the petro-chemical business increased to forty-six percent (46%) from sixteen percent (16%) a year ago. The pulp and paper industry accounted for twelve percent (12%) of gross margin, down from twenty-six percent (26%) during the same period last year. All other markets contributed twenty-two (22%) of gross margin compared to twenty-four percent (24%) in the comparable period a year ago. Changes in margin contribution were related to shifts in revenues between market sectors.

General and administrative expenses for the quarter were Two Million Seven Hundred Fifty Three Thousand ($2,753,000) compared to One Million Nine Hundred Sixty Seven Thousand ($1,967,000) the same period last year. As a percentage of revenue General & Administrative expenses increased to sixteen percent (16%) from fourteen percent (14%) the prior year. The increase is attributable to goodwill and additional general and administrative expenses associated with the Mansfield acquisition.

Income from operations was Eight Hundred Fifteen Thousand
($815,000) compared to Six Hundred Thousand ($600,000) for the same period last year.

Interest expense for the period was Four Hundred Fifty-Two Thousand ($452,000) compared to Two Hundred Sixty Thousand ($260,000) for the same period a year ago. The increase was due to additional debt associated with the acquisition of Mansfield, offset somewhat by reduced interest rates.

Other expense, net of income, was Fifty Eight Thousand ($58,000)
compared to other income, net of expense, of Three Thousand ($3,000) for the same period a year ago.

Income taxes of Eighty-Two Thousand ($82,000) were accrued for the period compared to One Hundred Thirty Seven Thousand Five Thousand ($137,500) for the same period a year ago.

The Company posted net earnings of Two Hundred Twenty-Three Thousand $223,000 or $0.09 (Basic) per share compared to Two Hundred Six Thousand $206,000 or $0.09 (Basic) per share for the same period in the prior year. There were 2,526,565 weighted average shares outstanding for the quarter ended December 31, 1998, compared to 2,215,540 weighted average shares outstanding for the same period a year ago.

NINE MONTHS ENDED DECEMBER 31, 1998
COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

Revenues for the period were Fifty-Four Million Fifty Thousand
($54,050,000) compared to Forty One Million Seven Hundred
Seventeen Thousand ($41,717,000) for the prior year.

The power generation market accounted for twenty-one percent (21%) of total revenues compared to thirty-three percent (33%) percent of total revenues for the same period last year. The petro-chemical business was thirty-nine percent (39%) compared to twenty-two percent (22%) of revenues for the same period last year. The pulp and paper market accounted for sixteen percent (16%) of revenues compared to twenty-one percent (21%) for the same period last year. The revenue contribution of all other businesses collectively was unchanged at twenty-four percent (24%) compared to the same period last year.

The gross margin when compared to the same period a year ago increased Two Million Five Hundred Forty-Two Thousand ($2,542,000) to Ten Million Three Hundred Seventy-Six Thousand (10,376,000). As a percent of revenue, the gross margin for the nine months ended December 31, 1998 remained constant at nineteen percent (19%) compared to the prior year. The power generation market margin contribution was twenty-one percent (21%) versus thirty-seven percent (37%) for the same period last year. The margin contribution of the petro-chemical business increased to forty-one percent (41%) from eighteen percent (18%) a year ago. The pulp and paper industry accounted for fourteen percent (14%) of gross margin, down from twenty-four percent (24%) during the same period last year. All other markets contributed twenty-four percent (24%) of gross margin compared to twenty-one percent (21%) in the comparable period a year ago.

General and administrative expenses compared to the first nine months last year increased One Million Seven Hundred Three Thousand
($1,703,000) to Seven Million Five Hundred Fifty-Four Thousand
($7,554,000). As a percentage of revenue General and Administrative expenses remained unchanged at fourteen percent (14%) from fourteen percent (14%) a year ago.

Income from operations was Two Million Eight Hundred Twenty-
Two Thousand ($2,822,000) compared to One Million Nine Hundred Eighty Three Thousand ($1,983,000) for the same period last year.

Interest expense was One Million Four Hundred Four Thousand ($1,404,000) compared to Seven Hundred Eighty Six Thousand ($786,000) the same period a year ago. The increase was due to additional debt load associated with the Mansfield acquisition.

Other expenses, net of income, was Twenty-Four Thousand ($24,000) compared to Ten Thousand ($10,000) a year ago.

Income taxes of Five Hundred Fifty-Eight Thousand ($558,000) were accrued for the period compared to Four Hundred Seventy Four Thousand ($474,000) for the same period a year ago.

The net earnings for the first nine months of fiscal year 1998 was approximately Eight Hundred Thirty-Seven Thousand $837,000 or $0.34 per share (Basic) compared to Seven Hundred Twelve Thousand $712,000 or $0.32 per share (Basic) for the same period last year.

Weighted average shares outstanding were 2,433,553 compared to 2,193,040 for the same period a year ago.


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

At December 31, 1998, the Company had borrowed approximately $10,740,000 on its working capital line and had an outstanding principal balance of $6,926,000 on its long term secured loan obligation.

At December 31, 1998, the Company had working capital of approximately $11,100,000 compared to working capital of $5,293,000 at March 31, 1998. The increase in working capital was due primarily to the acquisition of Mansfield Industrial Coatings, accounts receivable, cost and earnings in excess of billings on uncompleted contracts offset somewhat by the decrease in other current assets and accrued expenses.

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


YEAR 2000

Many computer systems were based upon using two digits rather than four to define the applicable year. As a result, those systems are time sensitive and recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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


SUBSEQUENT EVENT

On January 7, 1999, the Company terminated its previously announced sale of convertible preferred stock to institutional investors.

The 8-K filing for this transaction was filed on October 30, 1998. The 8-K filing regarding the termination of this transaction was filed on January 14, 1999.


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

       27 Financial Data Schedule for the Nine-Month Period Ended December 31, 1998.

(b) On October 30, 1998, the Company filed an 8-K related to the execution of a Securities Purchase Agreement for the sale of preferred stock to Mellon Ventures, L.P and Morse Partners, Ltd., incorporated herein by reference.

       On January 14, 1999, the Company filed an 8-K regarding the termination of the Securities Purchase Agreement between Mellon Ventures, L.P. and Morse Partners, Ltd., incorporated herein by reference.

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