Form 10-K
period 1999-03-31
CANISCO RESOURCES INC
filed 1999-07-19
CIK 317488

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value held by non-affiliates of the registrant as of June 1, 1999: Common Stock, par value $.0025 per share $4,804,812

The number of shares outstanding as of the close of business on July 12, 1999, was 2,526,565 shares of Common Stock, par value $.0025 per share.

CANISCO RESOURCES, INC. - 1999 Form 10-K Annual Report

Table of Contents
PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder
        Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes In and Disagreements with Accountants on Accounting and
        Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K



PART I

ITEM 1	BUSINESS

Canisco Resources, Inc. (stock symbol "CANRC"), a Delaware corporation, was founded in 1996 as the successor by merger of Nuclear Support Services, Inc. (NSSI or the Company), which was founded in 1973, and NSS of Delaware, Inc. Shareholder approval for the merger of NSSI and NSS of Delaware into Canisco Resources, Inc. was granted at a special meeting of shareholders held March 29, 1996. This merger was also effected pursuant to the Company's Amended Joint Plan of Reorganization which was confirmed by the United States Bankruptcy Court for the Middle District of Pennsylvania, Harrisburg on April 24, 1996.

In June 1993, the Company created a new subsidiary, IceSolv, Inc. (IceSolv) to provide dry ice blasting services for decontamination, cleaning and preparation of surfaces for the nuclear power, electrical and other general industries.

Effective October 1, 1993, the Company acquired two companies, Oliver B. Cannon & Son, Inc. and Sline Industrial Painters, Inc., marketed together as Cannon Sline. Cannon Sline provides surface preparation, specialty coatings and related services to the power generation, pulp and paper, and other general industries across the United States.

On January 31, 1996, the Company filed a Joint Plan of Reorganization. An Amended Joint Plan of Reorganization (the "Amended Plan") was filed and confirmed by the Court on April 24, 1996. On June 28, 1996 the Company met all the requirements of the Amended Plan by executing the necessary banking documents for securing exit financing. The Company's exited from bankruptcy on July 1, 1996.

In May 1996, Oliver B. Cannon & Son, Inc. and Sline Industrial Painters Inc. were merged pursuant to the Amended Plan. The surviving entity is Cannon Sline, Inc., a Pennsylvania corporation. Cannon Sline remains an operating subsidiary under the reorganization and restructuring plans.

In June 1996 substantially all the assets of Henze Services, Inc., a former subsidiary which provided maintenance services for valves and valve actuators, were sold pursuant to the Amended Plan. This subsidiary was then self-liquidated in bankruptcy.

On March 24, 1998, the Court administratively closed the bankruptcy proceedings pending the resolution of two contested matters. These matters have subsequently been resolved.

Effective April 22, 1998, the Company acquired all the outstanding stock of Mansfield Industrial Coatings, Inc. (Mansfield). Mansfield provides specialty coating, asbestos, and lead abatement services to power generation, pulp and paper, petro-chemical and other general industries located throughout the southeastern and gulf coast regions of the country.

The current structure of Canisco Resources, Inc. reflects these changes.

MARKETS AND SERVICES FOR CANISCO RESOURCES

Canisco Resources, Inc. provides a range of maintenance services on an as-needed basis primarily to the power generation, petro-chemical and pulp and paper industries through the Company's operating subsidiaries. The Company's services consist of specialty cleaning, decontamination, janitorial services, technical support, surface preparation and painting and specialty coatings and linings application. The Company also provides turnkey identification system services along with miscellaneous metal, siding and roof replacements, insulation and abatement services to its clients.


Power Generation Market

Twenty one percent (21%) of consolidated revenues in fiscal year 1999 was attributable to nuclear, fossil fuel, hydro-electric and other customers whose operations involve the production of electricity. This is a decrease from thirty three percent (33%) in fiscal year 1998 and thirty one percent (31%) in fiscal year 1997.


Petro-Chemical Market

The petro-chemical market was the largest market for the Company's services in fiscal year 1999. Thirty nine percent (39%) of the Company's revenues was generated from clients in the petro-chemical and refining industry which includes chemical, crude oil and natural gas processing compared to twenty four percent (24%) and twenty one (21%) in fiscal years 1998 and 1997 respectively.


Pulp and Paper Market

Pulp and paper facilities serviced by the Company include mills and production plants whose primary operations involve the production of paper, paperboard and pulp. Of the Company's consolidated revenues in fiscal year 1999, fourteen percent (14%) was generated from customers in this industry compared to twenty percent (20%) in fiscal year 1998 and twenty five percent (25%) in fiscal year 1997.


Other Markets Served

The Company provides services to government facilities and state and municipal infrastructure as well as automotive, metals and mining, textiles, marine and printing industries. No one of these industries is a significant part of the Company's business. Twenty six percent (26%) of the Company's consolidated revenues during fiscal year 1999 were generated from services provided to this group of industries compared to twenty three percent (23%) for fiscal year 1998 and fiscal year 1997.

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

For fiscal years 1999 and 1997, no client represented more than ten percent (10%) of revenues. For fiscal year 1998, Northeast Utilities accounted for twelve percent (12%) of consolidated revenues.

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


PERSONNEL

The seasonality of the business causes the employment of the Company to vary widely throughout the year. During the fiscal year ended March 31, 1999, the number of personnel employed at one time by the Company fluctuated between approximately 520 and 1250.

Managerial and clerical employees of the Company and its subsidiaries are not affiliated with a union nor are the project related employees of IceSolv and Mansfield. Cannon Sline, Inc. utilizes union labor for field projects on an as-needed basis. Pertinent collective bargaining agreements to which Cannon Sline is signatory are: Collective bargaining agreements between District Council No. 21 International Brotherhood of Painters and Allied Trades, and the Associated Master Painters and Decorators of Philadelphia and Vicinity and Cannon Sline (expires 04/30/01); National Power Generating Facilities Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline; Corrosion Control Agreement in Industrial Plants between IBPAT, AFL-CIO-CFL and Cannon Sline; Fire-Retardant Coatings Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline; National Tank Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline; National Rubberlining Agreement between the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers, AFL-CIO and Cannon Sline; National Bridge & Tunnel Agreement between IBPAT, AFL-CIO-CFL and Bridge Painting Contractors; National Erectors Association National Maintenance Agreement between IBPAT, AFL-CIO-CFL and Cannon Sline, and, Installation of Corrosion Proof Materials Agreement between the Operative Plasterers and Cement Masons International and Cannon Sline. Unless otherwise noted, the foregoing agreements provide for annual renewal absent written notice. Cannon Sline does not expect any significant difficulty in renewing any of its agreements.

The following table sets forth the demographics of the Company's employees for the period indicated.

Description                                       At Fiscal Year End
                                          1999            1998            1997

Union Project Personnel                    309             405             432

Non-Union Project Personnel                362              81              83

Clerical, Administrative,
Sales and Management Personnel             130              92              83

Total Personnel                            801             578             608


ITEM 2	PROPERTIES

The Company and its subsidiaries maintain office and shop/storage facilities suitable to support operations. These facilities are geographically located to provide effective customer service:

The following properties are owned: Lakeland, FL; Sulphur, LA; Houston, TX; Chesterfield County, VA; and Mobile, AL.

The following properties are leased: Philadelphia, PA; Kennewick, WA; Palmyra, PA; Sacramento, CA; Brunswick, OH; Atlanta, GA; Pensacola, FL; Baton Rouge, LA; West Monroe, LA; and Wilmington, DE.

There are no major encumbrances on the real properties with the exception of liens granted to the Company's lenders on the owned properties.


ITEM 3	LEGAL PROCEEDINGS

The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position. For information related to the Company's bankruptcy filing in 1995, please refer to prior reports and Item 1.


ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended 1999.


PART II
ITEM 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

Canisco Resources, Inc. had 2,526,565 shares of common stock outstanding and approximately 366 shareholders of record as of June 1, 1999. The Company's common stock traded on the NASDAQ Stock Market under the symbol "NSSI" until May 20, 1996 at which time the Company commenced trading on the NASDAQ Small Cap Market under the symbol "CANR". The above was the result of the merger of Nuclear Support Services, Inc. into Canisco Resources, Inc. in accordance with the Company's plan of reorganization. On November 30, 1998, the Company's symbol was changed to "CANRC" inconformance to a waiver of continued listing requirements issued by NASDAQ. The number of shares of common stock and shareholders of record did not change.

Stock Highlights
                                  Fiscal Year              Fiscal Year
        Quarter                      1999                     1998
        Ended                     High    Low              High    Low
        June  30                 3 3/4  2 1/2             2 3/4  1 3/8
        Sept  30                 3 1/4  1 3/4             2 3/4  1 3/8
        Dec   31                 3 1/2  1 1/2             3 7/8  1 3/4
        March 31                 2 1/4  1 1/2             2 3/4  1 7/8

ITEM 6	SELECTED FINANCIAL DATA

Financial Highlights for the Fiscal Year End (in thousands except per share amounts)

                              1999(1)     1998      1997(2)  1996(3)   1995(4)
Revenues                   $69,443     $52,227   $50,191  $32,931   $83,116
Income from
  operations                 2,077       1,586     1,709      407       724
Interest expense             1,777       1,004       963      670     1,554
Net earnings (loss)             80         490       452   (1,508)   (2,849)
Basic earnings (loss)
  per share                   0.03        0.22      0.21    (0.69)    (1.31)
Total assets                31,727      20,633    21,301   26,101    39,389
Total long-term debt        19,719      10,256    11,274    5,587     5,587
Liabilities subject
  to compromise                  -           -         -    5,262     8,146
Equity per share              1.61        1.43      1.20     0.99      1.69
Return on average
  equity                         2%         17%       19%       -         -
Weighted average
  common and common
  equivalent shares (basic)  2,452       2,193     2,170    2,169     2,169

(1)	Reflects expenditures of approximately $229 related to the Company's growth strategy, and approximately $302 of goodwill amortization associated with acquisition of Mansfield Industrial Coatings.

(2)	Reflects net reorganization expenses of approximately $600 and settlement of the Westinghouse litigation.

(3)	Fiscal year end change from September 30th to March 31st (a 6 month period) and reflects the discontinuance of Henze operations and includes approximately $1.1 million in reorganization costs.

(4)	Reflects the discontinuance of Henze operations, a write-off of approximately $3.4 million for business restructuring activities and an accrual of $750 for Federal income tax relating to a prior year.



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


Recently Issued Accounting Standard

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also required that changes in the derivative instruments' hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company expects that adoption of SFAS 133 will not have a material impact on the Company's financial condition or results of operations.


Year 2000 Issue

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

The Company utilizes software vendors for its major computer program applications. Prior to the end of fiscal year 1999, the Company installed, and is currently testing, a Year 2000 compliant version of the Company's financial, inventory, and job costing software. Testing is scheduled to be completed by August 1999. The Company is also in the process of assessing its internal personal computer network, telephones, facsimile machines and labeling equipment for Year 2000 compliance.

In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a number of third parties that provide goods, services and information to the Company. These include suppliers, licensees, vendors, and financial institutions. If any of these third parties experience failures in their computer systems or equipment, which systems and equipment are outside the control of the Company, due to Year 2000 non-compliance, it could affect the Company's ability to engage in normal business activities. Although the Company has minimal computer interface with third parties, the Company is in the process of making contact with all of its significant customers, suppliers and partners to determine the extent, if any, to which the Company is vulnerable should these third parties experience a Year 2000 failure of their system and to ascertain their Year 2000 compliance and risks. The Company has multiple suppliers who provide materials and supplies, and believes that it could quickly find alternative sources for these products. The Company does not believe that the cost of becoming Year 2000 compliant will be in excess of $25,000. To date, the Company has incurred minor expenses, primarily for assessment of the year 2000 issue, development of a modification plan, and preparation for the installation of a year 2000 compliant version of its financial, inventory, and job costing software.

The cost of the project and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved.


Results of Operations 1999 Compared to 1998

On April 22, 1998, the Company acquired the business of Mansfield Industrial Coatings, Inc. The addition of Mansfield's client base to the Company somewhat shifted the Company's market sector balance. Unless otherwise noted, shifts in the Company's revenues and gross margin contribution and improved operating income are attributable to the addition of the Mansfield business. Fiscal year 1999 revenues were $69,443,000 compared to $52,227,000 for fiscal year 1998. The power generation market accounted for twenty one percent (21%) of the 1999 total revenues compared to thirty-three percent (33%) for fiscal year 1998 revenues. The petro-chemical business contribution increased to thirty nine percent (39%) from twenty four percent (24%) for fiscal year 1998. The pulp and paper market business represented fourteen percent (14%) of revenue in 1999 versus twenty percent (20%) in fiscal year 1998. This decline was driven by general softness in the pulp and paper market especially the availability of capital projects. The revenue contribution of all other markets collectively was twenty six percent (26%) which is consistent with the prior year. The contribution of the various markets reflect the diversification strategy of the Company.

The gross margin of the Company was $12,857,000 for fiscal year 1999 compared to $9,376,000 for fiscal year 1998 and as a percent of revenue, gross margin was nineteen percent (19%) for fiscal year 1999 compared to eighteen percent (18%) for fiscal year 1998. This increase in gross margin percentage is attributable to shifts in revenues between market sectors, the impact of weather, and the impact of the addition of Mansfield to the Company's business.

General and administrative expenses were $10,780,000 compared to $7,790,000 for the prior year. As a percent of revenue, general and administrative expenses increased to 16% from 15% from fiscal year 1998 to 1999. In addition to the general and administrative expenses associated within the Mansfield operation, the Company amortized goodwill in the amount of $302,000 associated with the business, $152,000 of which was expensed in the fourth quarter relating to the impact of fourth quarter revisions to the original purchase price allocation. Considering its growth strategy and the track record of its businesses, the Company has re-evaluated the useful life of the Mansfield business and will change its estimate for purposes of amortizing the remaining goodwill effective April 1, 1999. During the fourth quarter, the Company also had non-recurring expenses of $229,000 related to its investment in its growth strategy of which $108,000 was associated with potential acquisitions and $121,000 associated with its equity raising efforts.

Income from operations increased to $2,077,000 compared to $1,586,000 for fiscal year 1998. This increase was attributable to increase in revenue and improvement in gross margins offset somewhat by an increase in general and administrative expenses.

Interest expense for the year was $1,777,000 compared to $1,004,000 in fiscal year 1998. The increase was due primarily to the increase of the debt associated with the Mansfield acquisition and increase of the revolving credit facility, the proceeds of which were used to pay off the Company's prepetition obligations.

The Company had other income, net of expenses of $199,000 in fiscal year 1999 compared to $77,000 for fiscal year 1998.

Income tax expense for fiscal year 1999 was $420,000 compared to $168,500 for the fiscal year ended 1998. The increase in income taxes was the result of increased income from operations and the effect of goodwill amortization and a revision of an estimate of its deferred tax asset.

Net income from operations was $80,000 or $0.03 cents per share (basic) compared to $490,000 or $0.22 cents per share (basic) a year ago. The decrease in net earnings is primarily attributable to increase interest expense, non-recurring general and administrative expenses and taxes.


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

The gross margin of the Company was $9,376,000 compared to $9,538,000 for fiscal year 1997 and as a percent of revenue, gross margin was eighteen percent (18%) compared to nineteen percent (19%). This decrease in gross margin percentage is attributable to several large capital projects completed in the prior year, shifts in revenues between market sectors and the impact of weather.

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

Effective April 17, 1998, the Company amended its credit facility with its current lender, BNY Financial Corporation. The amended credit facility consists of a three year commitment with automatic extensions for two additional years for a $25,000,000 credit facility. The amended facility included a $5,000,000 acquisition credit loan, which was utilized for the Mansfield acquisition. The Company intends to continue to pursue acquisition opportunities and may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with working capital, cash flow from operations and borrowing, including any unborrowed portion of the credit facility, as well as issuances of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the credit facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the credit facility.

The Company announced on April 19, 1999, that on April 16, 1999 it had entered into a Securities Purchase Agreement with SCC Investment I, L.P., the details of the transaction are provided in Part III, Item 13

At March 31, 1999, the Company had borrowed approximately $10,750,000 on its revolving credit line and had an outstanding principal balance of $6,314,000 on its long term secured loan obligation. The Company is in compliance with the debt covenants of its Credit Agreement, as amended from time to time.

At March 31, 1999, the Company had working capital of approximately $8,496,000 compared to working capital of $3,963,000 for fiscal year end 1998. The increase in working capital was due primarily to the increase in cash, accounts receivable, accounts payable, and accrued expenses offset somewhat by the decrease in current portion of long term debt.


Looking Forward

The Company plans to continue the growth strategy announced last year pending closing of the sale of preferred stock contemplated by the transaction announced in April and described in Part III, Item 13 herein, and subject to its approval by the Company's shareholders.

The influx of equity contemplated by the transaction and the favorable relationships the Company has developed with its lender and within its markets place the Company at the forefront of the industry to rapidly expand its business through acquisitions and organic growth. The Company believes its previously stated target of annualized revenues of $200 Million in the year 2000 is achievable.


Cautionary Statement

Statements in this Report on Form 10K which express the "belief", "anticipation" or "expectation," as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Action of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors such as competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies and changes in economic conditions could cause actual results to differ materially from those in the forward-looking statements.


ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.


ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA













                         CANISCO RESOURCES, INC.

                   Consolidated Financial Statements

               Years Ended March 31, 1999, 1998 and 1997

              (With Independent Auditors' Report Thereon)









Independent Auditors' Report


The Board of Directors and Shareholders
Canisco Resources, Inc.:


We have audited the accompanying consolidated balance sheets of Canisco Resources, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canisco Resources, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP


Philadelphia, Pennsylvania
July 1, 1999

CANISCO RESOURCES, INC.

Consolidated Balance Sheets

March 31, 1999 and 1998


           Assets                                   1999              1998

Current assets:

Cash and cash equivalents
  (including restricted cash)                $ 1,944,053       $ 1,188,393

Accounts receivable
Billed, less allowances of $566,641
  and $137,933 at March 31, 1999 and
  1998, respectively                          12,181,791         7,749,599
   Unbilled                                      398,944           242,930
   Other                                         268,420           283,491

Total accounts receivable                     12,849,155         8,276,020

Inventory                                        424,020           419,697
Deferred income taxes                            366,000           289,000
Costs and estimated earnings in excess of
billings on uncompleted contracts              1,427,806         1,377,433
Prepaid expenses and other current assets        404,660           631,631
Total current assets                          17,415,694        12,182,174

Property and equipment:
Land                                             804,000           954,100
Buildings and improvements                       785,663         1,085,812
Machinery and equipment                        6,025,828         2,545,281
Furniture and fixtures                           494,022           404,811
Vehicles                                       1,091,481           389,516

                                               9,200,994         5,379,520
Less accumulated depreciation                  2,624,997         1,886,289

                                               6,575,997         3,493,231

Deferred income taxes                            804,000         2,116,000
Intangible pension asset                         802,402           905,938
Other assets                                   1,228,685         1,935,966
Goodwill                                       4,899,753                 -
Total assets                                $ 31,726,531      $ 20,633,309

See accompanying notes to consolidated financial statements.

CANISCO RESOURCES, INC.

Consolidated Balance Sheets

March 31, 1999 and 1998

Liabilities and Shareholders' Equity                 1999            1998

Current liabilities:
Current portion of long-term debt
  (including related party)                   $ 1,824,711    $  1,974,993
Accounts payable and bank overdrafts            3,291,920       3,301,171
Accrued payroll and employee benefits           1,562,989       1,137,532
Billings in excess of costs and estimated
  earnings on uncompleted contracts               732,058         379,462
Other accrued expenses                          1,507,988       1,425,957

Total current liabilities                       8,919,666       8,219,115

Note payable to bank                           10,754,785       6,526,421
Long-term debt (including related party),
  less current portion                          7,139,282       1,755,000
Accrued pension cost                              846,582         962,869

Total liabilities                              27,660,315      17,463,405

Shareholders' equity:
Common stock, $.0025 par value, authorized
20,000,000 and 10,000,000 shares; issued
2,788,617 and 2,477,592 shares; outstanding
2,526,565 and 2,215,540 shares at March 31,
1999 and 1998, respectively                         6,972           6,194
Additional paid-in capital                      3,688,764       2,873,101
Retained earnings                               4,322,017       4,242,146
Treasury stock, at cost                        (3,951,537)     (3,951,537)
Total shareholders' equity                      4,066,216       3,169,904
Commitments and contingencies

Total liabilities and shareholders' equity    $31,726,531     $20,633,309

CANISCO RESOURCES, INC.

Consolidated Statements of Operations

   Years ended March 31, 1999, 1998, and 1997


                                               Year ended March 31,
                                          1999         1998         1997

Revenues from services             $69,443,141   52,227,363   50,195,491
Cost of services                    56,585,831   42,851,839   40,657,144

Gross margin                        12,857,310    9,375,524    9,538,347

General and administrative
  expenses                          10,780,435    7,789,533    7,829,001
Income from operations               2,076,875    1,585,991    1,709,346
Interest expense                    (1,776,529)  (1,003,979)    (963,120)
Other income, net                      199,297       76,909      433,440

Income before
  reorganization costs
  and income taxes                     499,643      658,921    1,179,666

Reorganization costs:
  Professional fees                          -            -     (996,371)
  Gain on discount of
    compromised liabilities                  -            -      393,518

Income from continuing
  operations before
  income taxes                         499,643      658,921     576,813

Income tax expense                     419,772      168,530      51,690
Income from
  continuing operations                 79,871      490,391     525,123





(Continued)

CANISCO RESOURCES, INC.

Consolidated Statements of Operations (Continued)

Years ended March 31, 1999, 1998, and 1997


                                              1999        1998       1997


Discontinued operations:
  Loss from disposal of
    discontinued subsidiary
    (net of income tax benefit
    of $48,470)                                  -           -    (72,705)

Loss from discontinued
  operations                                     -           -    (72,705)
Net earnings                             $  79,871     490,391    452,418

Earnings per share,
  (basic):
  Continuing operations                  $     .03         .22        .24
  Discontinued operations                        -           -       (.03)

Net earnings per share,
  (basic)                                $     .03         .22        .21
Weighted average common and
  common equivalent shares
  (basic)                                2,452,155   2,193,040  2,169,865

Earnings (loss) per share:
  (diluted):
    Continuing operations                $     .03         .20        .21
    Discontinuing operations                     -           -       (.03)

Net earnings
  per share (diluted)                    $     .03         .20        .18

Weighted average
  common shares (diluted)                2,573,080   2,405,436  2,488,635

See accompanying notes to consolidated financial statements.

CANISCO RESOURCES, INC.

Consolidated Statements of Shareholders' Equity

Years ended March 31, 1999, 1998, and 1997

             Common Stock                           Treasury Stock
             Number       Additional             Number
                 of          paid in   Retained      of
             shares Amount   capital   earnings  shares      Amount      Total


Balance
at
3/31/96   2,476,242 $6,190 3,472,506  3,299,337 307,052 $(4,630,137) 2,147,896

Exercise
of
options       1,350      4     6,070          -       -           -      6,074

Net
earnings          -      -         -    452,418       -           -    452,418

Balance
at
3/31/97   2,477,592  6,194 3,478,576  3,751,755 307,052  (4,630,137) 2,606,388

Reissuance
of treasury
stock             -      -  (605,475)         - (45,000)    678,600     73,125

Net
earnings          -      -         -    490,391       -           -    490,391

Balance
at
3/31/98   2,477,592  6,194 2,873,101  4,242,146 262,052  (3,951,537) 3,169,904

Issuance
of stock    311,025    778   815,663          -       -           -    816,441

Net
earnings          -      -         -     79,871       -           -     79,871

Balance
at
3/31/99   2,788,617 $6,972 3,688,764  4,322,017 262,052 $(3,951,537) 4,066,216

See accompanying notes to consolidated financial statements.

CANISCO RESOURCES, INC.

Consolidated Statements of Cash Flows

Years ended March 31, 1999, 1998, and 1997

                                              1999         1998         1997

Cash flows from operating
  activities:
   Net earnings                         $   79,871      490,391      452,418
   Adjustments to reconcile
     net earnings
     to net cash provided by
     operating activities:
   Depreciation and amortization         1,425,688      629,329      644,467
   Deferred income taxes                   250,342      283,000      324,000
   Provision for doubtful accounts
     receivable                            396,708            -            -
   Gain on sale of property                (21,390)           -            -
   Gain on discount of compromised
     liabilities                                 -            -     (393,518)
   Changes in assets and
     liabilities net of
     effects from purchases
     and sales of subsidiaries:
   (Increase) decrease in
     accounts receivable                (1,584,170)     794,014    3,035,777
   Decrease (increase)
     in inventory                           28,717      (12,531)     (39,141)
   Decrease (increase)
     in prepaid expenses
     and other current assets              235,141      958,556     (213,511)
   Decrease (increase) in
     costs and estimated
     earnings in excess of
     billings on uncompleted
     contracts                             948,460     (453,358)     913,883
   (Decrease) increase in
     other assets                          371,408   (1,451,391)     272,217
   (Decrease) increase in
     accounts payable                     (314,932)     383,541     (708,278)

(Continued)

CANISCO RESOURCES, INC.

Consolidated Statements of Cash Flows Continued


                                                   Year ended March 31,
                                                 1999        1998       1997

   (Decrease) increase
      in accrued payroll
      and employee benefits               $  (147,179)   (305,181)    787,047

    Decrease in
      other accrued expenses                 (855,565)   (133,956) (2,715,328)
    Decrease in
      billings in excess
      of costs and estimated
      earnings on uncompleted
      contracts                              (110,184)   (137,155)   (267,661)
   Decrease in accrued
      pension cost                           (116,287)    (89,328)          -
Net cash provided by
  operating activities                        586,628     955,931   2,092,372
Cash flows from investing
  activities:
  Purchase of property and
     equipment                               (736,592)   (199,809)   (117,075)
  Proceeds from sale of property              572,144           -           -
  Purchase of Mansfield
     (net of cash acquired)                (6,052,514)          -           -
  Proceeds from sale of
    Henze subsidiary                                -           -   1,200,000
Net cash (used in) provided by
  investing activities                     (6,216,962)   (199,809)  1,082,925
Cash flows from financing
  activities:
  Net borrowings
    on notes payable                        4,228,364   1,182,556   1,295,628
  Proceeds from long-term debt              5,175,105           -   3,900,000


(Continued)

CANISCO RESOURCES, INC.

Consolidated Statements of Cash Flows Continued


                                               1999        1998        1997

  Debt issuance costs                   $         -           -    (745,522)
  Principal payments on
    long-term debt                       (3,017,475) (2,131,635) (6,873,684)
  Exercise of stock options                       -           -       6,074
  Treasury stock issuance                         -      73,125           -

Net cash provided by (used in)
   financing activities                   6,385,994    (875,954) (2,417,504)
Net increase (decrease)
   in cash and cash
   equivalents                              755,660    (119,832)    757,793
Cash and cash equivalents
   at beginning of year                   1,188,393   1,308,225     550,432
Cash and cash equivalents
   at end of year                       $ 1,944,053   1,188,393   1,308,225
Cash paid during the
   year for:
   Interest                             $ 1,676,716     958,776   1,004,516
   Income taxes                              68,767      23,990      23,654
Supplemental disclosure of
  noncash investing and financing
  activities -
  Increase in intangible asset
    resulting from minimum pension
    liability adjustment                $         -           -   1,009,474
  Stock issued in acquisition of
    Mansfield (note 1)                      656,250           -           -
  Stock paid incentive compensation         160,191           -           -

See accompanying notes to consolidated financial statements.

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements
Years ended March 31, 1999, 1998, and 1997

(1)	Description of Business and Basis of Presentation

Canisco Resources, Inc. provides painting and surface preparation, specialty coatings and linings, specialty cleaning, decontamination, janitorial, and technical support services. On September 5, 1995 (the "Petition Date"), Canisco Resources, Inc. - (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Middle District of Pennsylvania in Harrisburg. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as Debtor-in-Possession. The debtor exited its bankruptcy reorganization on July 1, 1996.

On April 22, 1998, the Company purchased the stock of Mansfield Industrial Coatings Inc. ("Mansfield") of Pensacola, Florida. Mansfield's lines of business are similar to that of the parent company.

(2) Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Canisco Resources, Inc. and its wholly owned subsidiaries (together referred to as the Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations of the Company's Henze Services, Inc. subsidiary are shown as discontinued operations for all periods presented through its sale in June 1996. In 1996, the Company changed its name from Nuclear Support Services, Inc. to Canisco Resources, Inc. and changed its fiscal year-end from September 30 to March 31.


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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at March 31, 1999 and 1998 is cash of approximately $1,197,000 and $1,085,000, respectively, restricted as to use in connection with the Company's workers' compensation insurance program.


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


Goodwill

Goodwill is amortized using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over the remaining life can be recovered through projected undiscounted future cash flows. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or fair value of the asset, where appropriate. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.


Accounts Payable and Bank Overdrafts

Included in accounts payable and bank overdrafts is $768,950 and $825,124 of bank overdrafts at March 31, 1999 and 1998, respectively.


Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company measures compensation under its stock option plans using the intrinsic value approach prescribed under Accounting Principles Board Opinion No. 25.



                                                       											(Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements


(2)	Continued

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on April 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.


Income Taxes

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.


Concentration of Credit Risk

The Company provides its services primarily to the power generation, petro-chemical and pulp and paper industries.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements


(2)	Continued

Net Earnings (Loss) Per Share of Common Stock

During fiscal year 1998, the Company adopted SFAS No. 128, "Earnings per Share". The adoption of SFAS No. 128 requires the Company to replace primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings. Fiscal 1997 earnings per share have been restated.


Segment Disclosures

In fiscal year 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has one operating segment, which is engaged in industrial coatings and linings and related services.


Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.


(3)	Other Assets

Included in other assets is approximately $525,000 and $1,300,000 at March 31, 1999 and 1998, respectively, related to workers' compensation refunds due from the Company's insurance carrier.







                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements


(4)	Costs and Estimated Earnings on Uncompleted Contracts and Retainage

Costs and estimated earnings on uncompleted contracts are summarized as follows:
                                                                March 31,
                                                            1999        1998

Costs incurred on uncompleted contracts              $41,946,575  67,512,400
Estimated earnings                                     8,833,645  14,141,842

                                                      50,780,220  81,654,242
Less billings to date                                 50,084,472  80,656,271

                                                     $   695,748     997,971
Included in the accompanying consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess of
 billings on uncompleted contracts                   $ 1,427,806   1,377,433
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      (732,058)   (379,462)
                                                     $   695,748     997,971

Accounts receivable billed includes amounts retained by customers, in accordance with contract provisions, of approximately $399,000 and $243,000 at March 31, 1999 and 1998, respectively. These amounts are expected to be collected within one year.


(5) Liabilities Subject to Compromise Under Reorganization Proceedings

In accordance with the bankruptcy reorganization plan, $3,217,480 of the Company's prepetition liabilities were compromised and are to be paid to creditors in ten equal quarterly payments. These payments began October 1, 1996 and bear interest at 2% per annum. In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the total payments were discounted at 9% resulting in a gain of $393,518. This gain was recorded in the year ended March 31, 1997.




                                                       											(Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements

(6)	Long-Term Debt and Notes Payable

Long-term debt is summarized as follows:
                                                               March 31,
                                                          1999         1998

Acquisition loan payable to bank, the proceeds
of which are used for the purpose of
financing acquisitions collateralized
by the Company's accounts receivable,
inventory, machinery and equipment, real
estate, and general intangibles.  The
note bears interest at prime plus 1.0%
(at March 31, 1999 the effective
rate was 8.75%) and is payable
in equal monthly installments through
June 2003.                                         $3,058,810            -

Term loan payable to bank, collateralized
by the Company's accounts receivable,
inventory, machinery and equipment, real
estate, and general intangibles.  The
note bears interest at prime plus a
variable margin of 0.5% to 1.0%
(at March 31, 1999 the margin rate was
0.5% and the effective
rate was 8.25%) and is payable
in equal monthly installments through
June 2003.                                         3,254,981    2,535,000

Prepetition compromised liabilities, net
of discount of $74,000 at March 31, 1998
effective interest rate of 9%
payable in equal quarterly installments
through January 1999.                                      -    1,194,993

Note to bank payable in monthly
installments of $2,235 plus interest
at prime (7.75% @ 3/31/99), due July 2000;
collateralized by four vehicles.                      35,767           -

Note to bank payable in monthly
installments of $1,472 plus interest at
prime (7.75% @ 3/31/99), due October 2000;
collateralized by machinery and equipment.           27,972            -



	                                                               		(Continued)
CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements


(6)    Continued

                                                                March 31,
                                                            1999        1998

Note to Associates Commercial Corp. payable
in monthly installments of $5,137 including
interest at 7.14%, due September 2000;
collateralized by eight compressors.                      87,433           -

Related party note to Teddy L. Mansfield
payable in monthly installments of $21,292
including interest at 7%, due April 2005.              1,262,774           -

Related party note to R. Dean Mansfield payable
in monthly installments of $14,194 including
interest at 7%, due April 2005.                          841,850           -

Related party note to Teddy L. Mansfield payable
in monthly installments of $6,092 including
interest at 7%, due December 2002.                       240,503           -

Related party note to R. Dean Mansfield payable
in monthly installments of $3,898 including
interest at 7%, due December 2002.                       153,903           -

                                                       8,963,993   3,729,993
Less current maturities                                1,824,711   1,974,993
                                                      $7,139,282   1,755,000


                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements

(6)	Continued

On June 28, 1996, the Company entered into an $11,000,000 revolving credit agreement (the "Credit Agreement") with a bank which expires on June 1, 2001. The Credit Agreement was amended April 17, 1998 increasing the facility to $25,000,000 and incorporating automatic renewals through April 16, 2003. The amended facility includes a $5.0 million acquisition credit loan. At March 31, 1999, the acquisition and term loans as per the preceding table were outstanding under the amended Credit Agreement. The amount outstanding under the Revolving Credit portion of the Credit Agreement was $10,754,785 at March 31, 1999 and $6,526,421 at March 31, 1998. Borrowings bear interest at average monthly libor rate plus a variable margin of 1.5% to 3.5% (at March 31, 1999 the margin rate was 3.0% and the effective rate was 7.937% at March 31, 1998 the rate was prime plus 0.75% and the effective rate was 9.25%), and are secured by the Company's accounts receivable, inventory, machinery and equipment, real estate, and general intangibles. The Credit Agreement, among other things, requires the Company to meet various covenants including minimum levels of tangible net worth and earnings before interest, taxes, depreciation, and amortization. The Company was in compliance with these covenants, as amended, as of March 31, 1999, and management believes that such compliance will continue through the fiscal year ending March 31, 2000. Commitment fees are 1/4 of 1% of the average daily unused amount of the Credit Agreement. The Company is also required to pay a monthly collateral monitoring fee which was $2,500 and $7,500 in 1999 and 1998, respectively.

At March 31, 1999, future long-term debt payments, excluding payments under the revolving credit agreement, are as follows:

     Year                                     Amount
     2000                                 $1,824,711
     2001                                  1,800,000
     2002                                  1,780,331
     2003                                  2,735,605
     2004                                    380,350
     Thereafter                              442,918
                                          $8,963,993

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.






                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements


(7) Acquisition

On April 22, 1998, the Company purchased the stock of Mansfield Industrial Coatings Inc. ("Mansfield") of Pensacola, Florida for a purchase price of $7,306,000, consisting of cash and common stock. In addition, an earnout agreement was entered into, whereby the Company may pay additional consideration of $750,000 over a three year period depending on the results of operations of Mansfield. In addition, the former stockholders of Mansfield are entitled to purchase 100,000 shares of common stock at $2.625 per share depending on the results of operations of Mansfield over a five year period. The acquisition was accounted for as a purchase.

During the fourth quarter of fiscal 1999, the Company completed the purchase price allocation for the Mansfield acquisition. As a result, adjustments were made to the preliminary purchase price allocation recorded, including corrections to certain net asset balances and recording of deferred taxes thereon. The restated purchase price allocation follows:

                   Net assets           $2,354,700
                   Goodwill              4,951,752
                   Purchase price       $7,306,452

From the date of acquisition through March 31, 1999, the adjusted goodwill above was amortized on the straight line basis over a 15 year period, resulting in goodwill amortization expense of $302,000 for the fiscal year ended March 31, 1999.

Effective March 31, 1999, the Company accrued $250,000 of the contingent earnout noted above, which was recorded as additional goodwill.

The results of operations of Mansfield are included in the Company's statements of operations from the date of acquisition. For fiscal year 1999, the unaudited pro forma results of operations do not differ materially from the reported results. The following unaudited fiscal 1998 pro forma consolidated results of operations assume the acquisition occurred at the beginning of the fiscal year 1998.

                                            Year Ended March 31
                                                           1998
                                                  (in thousands)

Revenues                                               $ 76,239
Income from continuing operations                         2,092
Net income per common share from
  continuing operations                                 $  0.47


                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements

(7)	Continued

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of results that will be obtained in the future.


(8)	Income Taxes

Income tax expense (benefit) relating to continuing operations consists of the following:


                                                Years ended March 31,
                                            1999         1998         1997
      Current:
        Federal                      $   109,430     (114,470)    (272,310)
        State                             60,000            -            -

      Total current                      169,430     (114,470)    (272,310)

      Deferred - Federal
        and state                        250,342      283,000      324,000

      Total income tax
        expense                      $   419,772      168,530       51,690







                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements

(8)	Continued

The reconciliation between the tax expense (benefit) computed by multiplying pretax income (loss) from continuing operations by the U.S. Federal statutory tax rate and the reported amounts of income tax expense (benefit) is as follows:


                                                   Years ended March 31,
                                                1999        1998         1997

      Computed at U.S. statutory
        tax rate                           $ 170,000     224,000      196,000
      State income taxes,
         net of Federal
         income tax effect                    32,000      24,000       21,000
      Federal income taxes
         relating to prior
         years                               170,000     (95,000)    (298,000)
      Nondeductible goodwill                 103,000           -            -
      Decrease in
         beginning-of-year
         balance of valuation
         allowance                           (71,000)          -            -
       Nondeductible expenses
         and other, net                       15,772      15,530      132,690

       Total income tax
         expense                           $ 419,772     168,530       51,690









                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements

(8)	Continued

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

                                                             March 31,
                                                       1999          1998
      Deferred tax assets:
        Allowance for doubtful accounts         $   154,000         2,000
        Operating loss carryforwards              2,027,000     2,479,000
        Accruals not deducted for tax
          purposes                                  204,000       315,000
        AMT credit carryforwards                    167,000       167,000
        Other                                        85,000             -

        Total gross deferred tax assets           2,637,000     2,963,000

        Less valuation allowance                          -        71,000

      Net deferred tax assets                     2,637,000     2,892,000

      Deferred tax liabilities:
        Fixed asset depreciation                  1,467,000       458,000
        Other                                             -        29,000

        Total deferred tax liabilities            1,467,000       487,000

      Net deferred tax asset                    $ 1,170,000     2,405,000









                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements


(8)  Continued

The Company's net operating loss carryforwards, which approximate $5,200,000 at March 31, 1999, expire beginning in 2010. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the valuation allowance for deferred tax assets decreased by $71,000 during the fiscal year ended March 31, 1999.

In 1995, the Internal Revenue Service (IRS), completed an audit of the Company's income tax returns for the years ended September 30, 1993, 1992, 1991, and 1990. As a result of the audit, the IRS challenged the write-off for tax purposes of certain intangible assets made during the year ended September 30, 1993. The Company had previously accrued $750,000 relating to this audit. The Company settled this matter for approximately $450,000 in April 1997. Included in other accrued expenses on the Company's consolidated balance sheets is $385,000 and $420,000 at March 31, 1999 and 1998, respectively, related to this matter.


(9)  Employee Benefit Plans

Effective October 1, 1996, the Company established a defined benefit pension plan for the benefit of a certain select group of former (retired) senior management. The benefits to be paid are based on specified amounts for a specified period of time. The Company has decided to fund the plan by contributing amounts when necessary for benefit disbursements.




                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements

(9)  Continued

The following table sets forth the plan's funded status at March 31,
1999 and 1998:
                                                       March 31,     March 31,
                                                           1999          1998
     Actuarial present value of accumulated
       plan benefits, including vested benefits
       of $846,582 and $962,869 at March 31,
       1999 and 1998, respectively                   $  846,582       962,869
    Plan assets at fair value                                 -             -

    Accumulated plan benefits in excess of
      plan assets                                       846,582       962,869
    Unrecognized prior service cost                    (802,402)     (905,938)
    Minimum liability adjustment                        802,402       905,938

    Accrued pension cost                             $  846,582       962,869

    Net pension cost for the year ended March 31, 1999 and March 31, 1998 included the following components:

                                                       March 31,     March 31,
                                                           1999          1998

    Interest cost on projected benefit obligation     $  68,533        75,672
    Amortization of prior service cost                  103,536       103,536

                                                      $ 172,069       179,208

    The weighted-average discount rate used to measure the projected benefit obligation was 8.0%.

                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements


(9)  Continued

The Company established an Employee Stock Purchase Plan in 1988 for substantially all of its employees. The Plan offers employees the opportunity to purchase Company common stock through regular payroll deductions. Participation in this Plan is voluntary, and the Company pays transaction fees for purchases made under this Plan.

The Company is obligated under the terms of a thrift plan for substantially all employees of its subsidiary, Cannon Sline, Inc., not covered by union-sponsored plans. The Plan allows participants to contribute after-tax earnings up to a maximum of 10% of annual compensation. The Plan provides for Company matching and additional discretionary contributions as defined in the Plan document. The Company expensed approximately $157,000, $163,000, and 150,000, in combined matching and discretionary contributions to the Plan during the years ended March 31, 1999, 1998 and 1997, respectively.

The Company is required to contribute to pension plans (defined contribution) administered by collective bargaining organizations. Contributions are based on hours worked, as specified in the various contracts. Information regarding these plans is not currently made available by the union administrators or trustees.


(10)	Major Customer

In the year ended March 31, 1999, no single customer accounted for more than 10% of consolidated revenues. One customer accounted for 12% of consolidated revenues in the year ended March 31, 1998.


(11)	Stock-Based Incentive Plans

(a)	Stock Appreciation Rights Plan

On January 1, 1995, the Board of Directors adopted the Nuclear Support Services, Inc. Non-Qualified Executive Stock Appreciation Plan (the "SAR Plan") to provide incentive to key officers and executives of the Company. A total of 250,000 appreciation rights (Rights) can be granted under the SAR Plan through January 1, 2002.

                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements


(11)	Continued

Rights granted under the SAR Plan are immediately exercisable and expire five years from the date of grant. Each Right entitles the grantee to receive in cash, upon exercise thereof, the excess of the market value of one share of the Company's common stock on the date of exercise over a price specified at the date of grant. At March 31, 1999, a total of 235,000 Rights have been granted under the SAR Plan at grant prices ranging from $2.50-$3.00 per Right. As of March 31, 1999, no Rights have been exercised. The total appreciation value of all Rights granted as of March 31, 1999 was $ 0.

(b)	Stock Option Plans

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

On February 8, 1991, the Board of Directors adopted the Directors Stock Option Program wherein Directors, at their election made in advance, could accept non qualified stock options in lieu of cash for all or a portion of Director compensation. Such options could be acquired at the rate of 17% of the market value of the stock as of the date such compensation was payable. Options granted under this program were included in the 1990 Plan and are exercisable at the fair market value of the stock on the date that each Directors compensation became payable.


                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements

(11)	Continued

Following is a summary of activity in the 1990 Plan for the years ended March 31, 1999, 1998, and 1997:

                                                       Option price per share
                                                                     Weighted
                                               Shares        Range    average

Options outstanding at
   March 31, 1996                             288,793  $ 3.38-9.00      4.87
     Exercised                                 (1,350)        4.50      4.50
     Canceled or expired                      (38,696)   3.75-8.50      6.12

Options outstanding and exercisable
   at March 31, 1997                          248,747  $ 3.38-9.00      4.68
     Canceled or expired                      (72,703)   4.63-9.00      5.71

Options outstanding and exercisable at
   March 31, 1998                             176,044  $ 3.38-5.50      4.25
     Exercised
     Canceled or expired                     (156,632)   3.38-5.50      4.24

Options outstanding and exercisable at
   March 31, 1999                              19,412  $ 4.13-5.50      4.37


On August 11, 1998, the Board of Directors adopted the 1998 stock option/incentive plan to provide incentive to directors and employees of the Company. The plan authorizes options up to 750,000 shares of common stock, increased each March 31st by an additional number equal to 2% of the number of shares outstanding on that date, commencing March 31, 1999. Provided, however, the aggregate number of shares issuable shall not exceed 1,000,000. Options granted under the 1998 plan are immediately exercisable and expire five years from the date of grant and may be granted at less than, equal to, or greater than fair market value of the stock on the grant date. All stock options will be granted at not less than fair market value of the stock on the date granted. The 1998 plan is effective March 31, 1999 and expires March 31, 2008. As of March 31, 1999, 105,000 were granted under the plan at an exercise price of $3.00/share which was greater than the fair market value on the date granted.



                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements

(11)	Continued

The following table summarizes information about stock options outstanding at March 31, 1999:

                                              Weighted
                                               average        Weighted
Range of                                     remaining         average
exercise                   Number          contractual        exercise
prices                outstanding                 life           price

$ 3.00                    105,000              5 years          $ 3.00
  4.13                     15,936             7 months            4.13
  5.50                      3,476              1 month            5.50


(12)	Dispositions and Discontinued Operations

During September 1995, the Company adopted plans to sell the operations of its Henze Services subsidiary. On June 4, 1996, the Company completed the sale of Henze which resulted in proceeds to the Company of $1,350,000 and a pretax loss of approximately $1,000,000. Revenues from this subsidiary were $2,226,000 for the year ended March 31, 1997. Certain expenses have been allocated to discontinued operations, including interest expense, which was allocated based on the ratio of Henze net assets to the sum of total net assets of the consolidated Company plus consolidated debt. Interest expense allocated to discontinued operations for the year ended March 31, 1997 was $45,439.







                                                                  (Continued)

CANISCO RESOURCES, INC.

Notes to Consolidated Financial Statements

(13) Commitments and Contingencies

(a)	Legal Matters

The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

(b)	Rental Agreements

The Company leases office space and various equipment under operating leases which provide for minimum rentals as follows:

    Year                                      Amount
    2000                                    $439,612
    2001                                     314,717
    2002                                     116,204
    2003                                      18,926
    2004                                       2,446

    Total minimum lease payments            $891,905

Rental expense under all agreements for the years ended March 31, 1999, 1998, and 1997 was approximately $546,000, $506,000, and $490,000, respectively.


(14)	Subsequent Event (Unaudited)

The Company announced on April 19, 1999, that on April 16, 1999 it had entered into a Securities Purchase Agreement (the "Purchase Agreement"), with SCC Investment I, L.P., a Texas limited partnership (the "Investor") and Sterling City Capital, LLC, a Texas limited liability company ("Sterling"). Pursuant to the Purchase Agreement, the Investor has committed to purchase up to an aggregate of 100,000 shares of a newly created series of 7 1/2% Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") and an Investment Incentive Warrant (the "Warrant") for a maximum aggregate purchase price of $10,000,000. Negotiations with respect to certain terms of this agreement are continuing and the Company expects that the agreement will be modified. This matter is expected to be presented to the Company's shareholders, for approval, in the near future.





ITEM 9 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The composition of the current Board of Directors of the Company is as follows:

Dale L. Ferguson, Age 64. Employed by the Company since 1974 through fiscal year 1996 (retired 1996). Director of the Company since 1974.

Donald E. Lyons (1), Age 68. Former President and CEO of the Power Systems Group of Combustion Engineering (retired 1987). Director of Salient 3 Communications, Inc. Director of the Company since 1993.

Thomas P. McShane (1)(2), Age 45. 1987 to present, President of McShane Group, Inc., (a financial and management consulting firm) Timonium, MD. Director of the Company since 1991.

Wm. Lawrence Petcovic (1), Age 52. Director of Employment & Training of The Ryland Group, Inc., Columbia, MD from 1989 to January 1993 and Director of Continuous Improvement until December 1993. Business consultant for L.P. Associates, Columbia, MD, 1994 to September, 1996. Currently Vice President, Training of Chevy Chase Bank. Director of the Company since 1981.

Joe C. Quick (2), Age 63. Employed by the Company since 1974 through December 31, 1996 (retired 1996). Chairman of the Board of Directors from 1974 through fiscal year 1996. President from February 1990 to December 1994 and Chief Executive Officer from February 1990 to October 1995. Currently an agent for New York Life Insurance Company. Director of the Company since 1974.

Ralph A. Trallo, Age 54. President and CEO of Cannon Sline of Philadelphia, PA; from 1987 to 1998. Named Senior Vice President of the Company in April 1994. Named President and Chief Operating Officer of Company in December 1994 and Chief Executive Officer in October 1995. Mr. Trallo has an employment contract with Company. Director of the Company since 1993.

(1)	Member of the Compensation Committee
(2) Member of the Audit Committee


The terms of office of all of the above directors will expire at the next annual meeting of the Company. Joe C. Quick, Dale L. Ferguson, and
W. Lawrence Petcovic have indicated their intention to resign prior to the Company's next annual meeting, upon the closing of the investment described in Item 13, which is subject to approval by the Company's stockholders.

The following table details shares held by a director or officer and their respective spouses and certain relatives (excluding adult children).

                         Sole        Shared   Shares
                   Voting and    Voting and   Subject
                   Investment    Investment        to    Aggregate  Percentage
Name                    Power         Power   Options        Total    of Class

Joe C. Quick           84,490        63,026         0      147,516       5.84%
Ralph A. Trallo       112,355             0    27,282      139,637       5.47%
Michael J. Olson       36,893             0    15,000       51,893       2.04%
Dale L. Ferguson       19,000        30,000         0       49,000       1.94%
Donald E. Lyons        16,350             0     4,385       20,735       0.82%
Thomas P. McShane      18,300             0         0       18,300       0.76%
W. Lawrence Petcovic   10,886             0     3,708       14,594       0.63%
All Directors and
Executive Officers as
A Group (7 persons)   298,274        93,026    50,375      441,675      17.14%


Information Regarding Current Executive Officers

The following table identifies Canisco's current executive officers, sets forth their ages, principal occupation or employment of each during the past five years, positions and offices held with Canisco and the terms served as such.

Name                  Age      Principal Occupation or Employment

Ralph A. Trallo       54       See information regarding directors

Michael J. Olson      45       Vice President, Secretary/Treasurer and Chief
                               Financial Officer of Cannon Sline, Inc. since
                               1986.  Named acting Chief Financial Officer of
                               Nuclear Support Services, Inc. in January,
                               1995.  Name Chief Financial Officer, Vice
                               President and Secretary/Treasurer of Canisco in April, 1995. Mr. Olson has an employment contract with Canisco.



COMPLIANCE WITH SECTION 16A

For the 1999 fiscal year, no late Form 4 filings were submitted


ITEM 11 EXECUTIVE COMPENSATION

Compensation of Current Executive Officers

The following table sets forth information concerning all compensation paid or accrued by Canisco and its subsidiaries in respect to the three fiscal years for 1997, 1998 and 1999 to or for each of the executive officers of Canisco:

Summary Compensation Table

                                     Fiscal Year Compensation       Long-Term
                                                                 Compensation

                                                                       Awards
                                                                   Securities
                                                            Other  underlying
Name and Principal                 Salary    Bonus   Compensation  option/SARs
Position                   Year       ($)      ($)         ($)(1)         (#)

Ralph A. Trallo            1999  185,000    48,100       134,794(2)    25,000(5)
President, Chief           1998  185,000   115,000        47,590(3)         0
Executive Officer and      1997  185,000    77,700         7,210       50,000
Director

Michael J. Olson           1999  105,000    27,300        37,819(2)    15,000(5)
Vice President             1998  105,000    85,000        37,820(3)         0
Secretary/Treasurer        1997  105,000    44,100         5,469       30,000
and Chief
Financial Officer

(1) 	Included in Other Compensation are automobile allowances and excess life insurance benefits provided by Canisco and the value of discretionary bonuses paid in stock.
(2) At the request of the Compensation Committee, Mr. Trallo and Mr. Olson agreed to terminate the 1985 Long Term Compensation Plan between themselves and Oliver B. Cannon & Son, Inc. (the former name of
     Canisco's Cannon Sline, Inc. subsidiary). Mr. Trallo and Mr. Olson each took stock, issued at fair market value, in lieu of the cash due on termination of the plan.
(3)  Mr. Trallo and Mr. Olson were awarded discretionary bonuses in 1998.
     Their bonuses were in the form of Company stock issued at fair market value.
(4) A Stock Appreciation Program for Key Executives was established in fiscal year 1995. Mr. Trallo and Mr. Olson were awarded SAR's under this Program in 1997.
(5) A stock option program was established in fiscal year 1998 for employees of the Company and its subsidiaries. Mr. Trallo and Mr. Olson were awarded stock options under this program during fiscal year 1999.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                   Number of
                                                  securities         Value of
                                                  underlying      unexercised
                                                  unexercised    in-the-money
                                                 options/SARs    options/SARs
                     Shares                     at FY end (#)   at FY end ($)
                acquired on          Value       exercisable/     exercisable/
      Name      exercise (#)   realized ($)   unexercisable(1)   unexercisable

Ralph A. Trallo           0              0           97,282(2)        $ 0 / 0
Michael J. Olson          0              0           65,000(3)        $ 0 / 0

(1) 	Options include those granted under Canisco's Stock Option Programs, the
     Directors Stock Option Program, and Canisco's Stock Appreciation Plan.
(2) Mr. Trallo's options include 27,282 shares under Canisco's Stock Option Programs and the Director's Stock Option Program and 70,000 shares under Canisco's Stock Appreciation Plan.
(3) 	Mr. Olson's options include 15,000 shares under Canisco's Stock Option
     Programs and 50,000 shares under Canisco's Stock Appreciation Plan.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

Canisco currently has 2,526,565 shares of common stock outstanding. In addition 124,412 shares are reserved for issuance upon the exercise of currently outstanding options held by employees and directors and 110,000 shares are reserved for the exercise of warrants held by Teddy L. and Dean Mansfield, who are both part of the management of one of Canisco's subsidiaries, and by others.

The shares reported in the following table may be deemed to be beneficially owned under Rule 13d-3 promulgated by the Securities and Exchange Commission under the Exchange Act, but the inclusion of the shares in this table does not constitute an admission of beneficial ownership


The following table shows information as of June 1, 1999 (unless otherwise noted), with respect to each person with beneficial ownership of more than 5% of Canisco's outstanding common stock.

                                                    Shares       Percentage
Name and Address                        Beneficially Owned   of Class Owned

ROI Capital Management, Inc.
17 East Sir Francis Drake Boulevard,
Suite 225
Larkspur, CA 94939                                 215,200(1)          8.52%

Teddy L. Mansfield
3251 E. Kingsfield Road
Pensacola, FL 32514                                156,000(2)          6.17%

Joe C. Quick
83 Almond Avenue
Hershey, PA 17022                                  147,516(3)          5.84%

Ralph A. Trallo
2363 Sanibel Blvd.
St. James City, FL 33956                           139,637(4)          5.47%

(1)	ROI Capital Management, Inc. and affiliates ROI Partners, L.P., ROI &
    Lane, L.P., Mark T. Boyer and Mitchell Soboleski, report shared voting and investment power over 212,200 shares. The information shown has been derived from ROI Capital Management, Inc.'s Form 13G filed with the SEC on or about February 19, 1999.

(2)	150,000 of these shares were part of the purchase consideration paid by
    Canisco for the acquisition of Mansfield Industrial Coatings, Inc. which occurred on April 22, 1998. Mr. Mansfield also received warrants to purchase 60,000 shares at a price of 2 5/8 a share as part of the acquisition consideration, none of which are currently exercisable and which have therefore not been included.

(3) The shares shown include 84,490 shares over which Mr. Quick exerts sole voting and investment power. Mr. Quick shares voting and investment power over the remaining shares which are held by his spouse or certain relatives (excluding adult children).

(4) The shares shown include 112,355 shares over which Mr. Trallo exerts sole voting and investment power and 27,282 shares subject to stock options in favor of Mr. Trallo.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PROPOSED TRANSACTION WITH MELLON VENTURES AND MORSE PARTNERS

On October 16, 1998, Mellon Ventures, L.P. and Morse Partners, Ltd. entered into a securities purchase agreement with the Company under which they were entitled to purchase up to an aggregate of 75,000 shares of convertible preferred stock for $7,500,000. On January 7, 1999, Canisco terminated the securities purchase agreement in accordance with its terms to allow it to pursue discussions with other investment groups. For further information on the terms of the Purchase Agreement with Morse and Mellon, see the Company's current reports on Form 8-K filed on October 30, 1998 and January 14, 1999.


TRANSACTION WITH STERLING

The Company announced on April 19, 1999, that on April 16, 1999, it had entered into a Securities Purchase Agreement (the "Purchase Agreement"), with SCC Investment I, L.P., a Texas limited partnership (the "Investor"), and Sterling City Capital, LLC, a Texas limited liability company ("Sterling"). Pursuant to the Purchase Agreement, the Investor has committed to purchase up to an aggregate of 100,000 shares of a newly created series of preferred stock (the "Preferred Stock") and an Investment Incentive Warrant ("the Warrant") for a maximum aggregate purchase price of $10,000,000. For further information, see the Company's current report on Form 8-K, dated May 3, 1999, as amended on May 11, 1999.

The Company is presently renegotiating the Purchase Agreement and currently anticipates amending the terms of the Purchase Agreement to provide that the Preferred Stock will be redeemable only at the option of the Company as determined by the directors representing the common stockholders. The existing agreement provides that the Preferred Stock is subject to mandatory redemption five years after the date of issuance. In addition the Company currently anticipates changing the dividend rate on the Preferred Stock from 7 1/2% to 8 1/2%; making the dividend payable for as long as the preferred stock remains outstanding, as opposed to being payable only if certain target stock prices are met; reducing the conversion price of the preferred stock from $3.00 per share to $2.25 per share and increasing the number of shares to be issuable upon the exercise of the Warrant from 11% to 15%. The market price of the common stock at which the Company may require conversion or redemption of the Preferred Stock has been reduced to $4.50 per share from $6.50 per share. The Company also anticipates changes to the closing conditions. The amended Purchase Agreement is expected to be presented to the Company's shareholders for approval at a special meeting in the near future.


PARTICIPATION OF CURRENT DIRECTORS IN RETIREMENT PROGRAMS

Dale Ferguson and Joe C. Quick received $50,000 and $65,000, respectively, in fiscal year 1999 pursuant to Canisco's Founders Retirement Plan.



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
       28.2 to Registration Statement on Form S-8
       (No. 33-33180) and incorporated herein by reference).

10.10 1998 Stock Option/Incentive Plan (Incorporated herein by reference to the Company's Definitive
       Proxy Statement on Form 14A filed July 28, 1998).

10.11  Stock Purchase Agreement dated April 22, 1998
       (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed May 7, 1998).

10.12  Form of Stock Purchase Warrant issued to Teddy Mansfield
       (Incorporated by reference to Exhibit 2 to the Company's
       Current Report on Form 8-K filed May 7, 1998).

10.13  Form of Stock Purchase Warrant issued to R. Dean Mansfield
       (Incorporated by reference to Exhibit 3 to the Company's
       Current Report on Form 8-K filed May 7, 1998).

10.14  Amended and Restated Credit and Security Agreement with
       The BNY Financial Corporation dated as of April 17, 1998
       (Incorporated by reference to Exhibit 4 to the Company's
       Current Report on Form 8-K filed May 7, 1998).

10.2 Securities Purchase Agreement, dated as of October 16, 1998, by and among Mellon Ventures, L.P. and Morse Partners, Ltd, and Canisco Resources, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 30, 1998).

10.20 Securities Purchase Agreement, dated as of April 16, 1999, by and among SCC Investment I, L.P., Sterling City Capital LLC and Canisco Resources, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Amended Current Report on Form 8-K filed May 11, 1999).

22	 	 	Subsidiaries of the Registrant.

23 		 	Accountants' Consent

27 	 		Financial Data Schedule (EDGAR)

99.1	 	Index to Financial Statement Schedule.

99.2	  Independent Auditors' Report-Schedule.

99.3   Schedule II - Valuation and Qualifying Accounts.





SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  July 14, 1999			CANISCO RESOURCES, INC.

/s/ Ralph A. Trallo
Ralph A. Trallo
President and
Chief Executive Officer




Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     CAPACITY                         DATE


/s/Donald E. Lyons            Chairman of the Board            July 14, 1999


/s/Dale L. Ferguson           Director                         July 14, 1999


/s/Wm. Lawrence Petcovic      Director                         July 14, 1999


/s/Thomas P. McShane          Director                         July 14, 1999


/s/ Joe C. Quick              Director                         July 14, 1999


/s/ Ralph A. Trallo           President, CEO                   July 14, 1999


/s/ Michael J. Olson          Chief Financial Officer          July 14, 1999