Form 10-Q
period 1999-06-30
CANISCO RESOURCES INC
filed 1999-08-16
CIK 317488

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                             FORM 10-Q

         (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1999

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


Common Stock, par value $.0025 per share 2,526,565 shares outstanding as of August 12, 1999.




CANISCO RESOURCES, INC.


PART I	ITEM 1

FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999

Consolidated Statements of Operations for the Three Month Periods Ended June 30, 1999 and 1998

Consolidated Statements of Cash Flows for the Three Month Periods Ended June 30, 1999 and 1998

Notes to Consolidated Financial Statements


PART I	ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II	ITEM 6

Exhibits and Reports on Form 8-K


PART I	ITEM 1		FINANCIAL STATEMENTS

                             CANISCO RESOURCES, INC.


                             Consolidated Balance Sheets
                                       Assets

         Assets                                  June 30,     March 31,
                                                    1999          1999
                                              (Unaudited)

Current assets:
Cash                                         $   833,252    $1,944,053
Accounts receivable, net
  Billed                                      14,014,377    12,181,791
  Unbilled                                       450,672       398,944
  Other                                          245,027       268,420
    Total accounts receivable                 14,710,076    12,849,155

Inventory                                        474,360       424,020
Deferred income taxes                            288,000       366,000
Other prepaid expenses and current assets        376,475       404,660
Costs and estimated earnings in excess
  of billings on uncompleted contracts         1,394,716     1,427,806
    Total current assets                      18,076,879    17,415,694

Property and equipment:
  Land                                           804,000       804,000
  Buildings and improvements                     838,377       785,663
  Machinery and equipment                      6,026,160     6,025,828
  Furniture and fixtures                         493,795       494,022
  Vehicles                                     1,145,894     1,091,481
    Total property and equipment               9,308,226     9,200,994
    Less accumulated depreciation              2,882,204     2,624,997
    Property and equipment, net                6,426,022     6,575,997

Intangible pension asset                         776,518       802,402
Deferred income taxes                            689,000       804,000
Other assets                                   1,193,675     1,228,685
Goodwill                                       4,812,753     4,899,753
    Total assets                             $31,974,847   $31,726,531



                             CANISCO RESOURCES, INC.
                          Consolidated Balance Sheets
                       Liabilities and Shareholders' Equity


                                                 June 30,     March 31,
                                                    1999          1999
                                              (Unaudited)

Current liabilities:

Current portion of long-term debt             $1,824,713    $1,824,711
Accounts payable                               3,337,327     3,291,920
Other accrued expenses                         2,327,629     3,070,977
Billings in excess of costs and estimated
  earnings on uncompleted contracts              787,198       732,058
    Total current liabilities                  8,276,867     8,919,666

Long-term debt, less current portion           6,681,251     7,139,282
Accrued pension cost                             842,167       846,582
Note payable to Bank                          11,850,593    10,754,785
    Total liabilities                         27,650,878    27,660,315

Shareholders' equity:
  Common stock, $.0025 par value, authorized
    10,000,000 shares; issued 2,477,592 shares,
    outstanding 2,477,592 shares                   6,972         6,972
  Additional paid-in-capital                   3,688,764     3,688,764
  Retained earnings                            4,579,770     4,322,017
  Treasury stock, at cost                     (3,951,537)   (3,951,537)
    Total shareholders' equity                 4,323,969     4,066,216

    Total liabilities and shareholders'
      equity                                 $31,974,847   $31,726,531


                          CANISCO RESOURCES, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)

                                            Three Months Ended June 30,
                                                    1999          1998

Revenues from services                       $17,406,679   $18,607,149
Cost of services                              14,058,244    15,286,609
  Gross margin                                 3,348,435     3,320,540

General and administrative expenses            2,474,177     2,394,396
Income from operations                           874,258       926,144

Interest expense                                (410,267)     (470,654)

Other (expense) income, net                      (13,069)       75,540

Income before income taxes                       450,922       531,030

Income tax expense                               193,169       232,431

Net earnings                                     257,753       298,599

Earnings per share (basic)                         $0.10         $0.12
Weighted average common shares (basic)         2,526,565     2,420,540
Earnings per share (diluted)                       $0.10         $0.11
Weighted average common shares (diluted)       2,596,739     2,695,688

                           CANISCO RESOURCES, INC.
Consolidated Statements of Cash Flows


                                            Three Months Ended June 30,
                                                    1999          1998
Cash flows from operating activities:

Net earnings                                  $  257,753    $  298,599
Adjustments to reconcile net
  earnings to net cash
  used in operating activities:
Depreciation and amortization                    405,101       279,066
Deferred income taxes                            193,000       (43,000)
Change in assets and liabilities
  net of effects from purchases
  of subsidiaries:
(Increase) in accounts receivable             (1,860,921)   (3,976,832)
(Increase) decrease in inventory                 (50,340)        1,543
Decrease (increase) in costs and estimated
  earnings in excess of billings
  on uncompleted contracts                        33,090      (415,198)
Decrease in other assets                          28,185       571,471
Increase in accounts payable                      45,407       304,141
Decrease in accrued expenses
  and accrued pension cost                      (747,761)     (386,313)
Increase in billings in excess
  of costs and estimated earnings on
  uncompleted contracts                           55,140       317,618
  Net cash used in operating
    activities                                (1,641,346)   (3,048,905)

Cash flows from investing activities:
Purchase of property and equipment              (107,232)     (294,989)
Purchase of company (net of
  cash acquired)                                       -    (6,704,373)
  Net cash used in
    investing activities                        (107,232)   (6,999,362)

Cash flows from financing activities:
Net borrowings on notes payable                1,095,808     4,715,995
Proceeds from long term debt                           -     6,284,633
Principal payments on long-term debt            (458,031)     (985,985)
Proceeds of sale of common stock                       -       656,250
  Net cash provided by
    financing activities                         637,777    10,670,893
  Net (decrease) increase in cash             (1,110,801)      622,626

Cash at beginning of period                    1,944,053     1,188,393
Cash at end of period                         $  833,252    $1,811,019

See the accompanying notes to the consolidated financial statements.


CANISCO RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999


NOTE 1:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended March 31, 1999. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.


NOTE 2:

In April 1998, the Company expanded its credit facility to a three year secured $25,000,000 facility. Borrowings under this agreement are secured by substantially all assets of the Company. This loan agreement, among other things, requires the Company to meet various covenants including minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants, as amended, at June 30, 1999 and management believes that such compliance will continue through June 30, 2000.


NOTE 3:

On August 9, 1999, the Company was advised by SCC Investment I L.P. and Sterling City Capital that they were terminating the previously announced agreement under which they had agreed to purchase $8 to $10 million of newly issued preferred stock from the Company (reference is made to Form 8K filed May 3, 1999). Management estimates a charge of approximately $250,000 to the Company's earnings for the quarter ending September 30, 1999 for costs associated with this transaction.


PART I	ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDING
JUNE 30, 1998

Revenues for the period were Seventeen Million Four Hundred Seven Thousand ($17,407,000) compared to Eighteen Million Six Hundred Seven Thousand ($18,607,000) in the prior year which represents a decrease of 6%. This decrease is primarily due to completion of a substantial contract in the first quarter of the prior year.

The power generation market accounted for thirty-three percent (33%) of total revenues compared to twenty-three percent (23%) of total revenues for the same period last year. The petro-chemical business accounted for twenty-four percent (24%) of 1999 first quarter revenues, compared to forty-one percent (41%) for the quarter ended June 30, 1998. The substantial shift between these market sectors was caused by two contracts performed: one in the power market in 1999 and the other in the petro-chemical market in 1998. The pulp and paper market accounted for eighteen percent (18%) of revenues compared to seventeen percent (17%) in the comparable period a year ago. The revenue contribution of all other businesses collectively was twenty-five percent (25%) compared to nineteen percent (19%) for the same period last year.

The gross margin for the period was Three Million Three Hundred Forty Eight Thousand ($3,348,000) compared to Three Million Three Hundred Twenty One Thousand ($3,321,000) for the same period last year. As a percent of revenue, the gross margin for the current period increased to nineteen percent (19%) compared to eighteen percent (18%) during the period ended June 30, 1998. The power market margin contribution was thirty-three percent (33%) versus eighteen percent (18%) for the same period last year. The margin contribution for the petro-chemical business decreased to nineteen percent (19%) from thirty-three percent (33%) a year ago. The pulp and paper industry accounted for twenty percent (20%) of gross margin, down from twenty-six percent (26%) during the same period last year. All other markets contributed twenty-eight (28%) of gross margin compared to twenty-three percent (23%) in the comparable period a year ago. Changes in margin contribution were related to shifts in revenues between market sectors, principally due to the two projects outlined above.

General and administrative expenses for the quarter were Two Million Four Hundred Seventy Four Thousand ($2,474,000) compared to Two Million Three Hundred Ninety Four Thousand ($2,394,000) the same period last year. As a percentage of revenue General & Administrative expenses increased to fourteen percent (14%) from thirteen percent (13%) the prior year.

Income from operations was Eight Hundred Seventy Four Thousand
($874,000) compared to Nine Hundred Twenty Six Thousand ($926,000) for the same period last year.

Interest expense for the period was Four Hundred Ten Thousand
($410,000) compared to Four Hundred Seventy One Thousand ($471,000) for the same period a year ago. The decrease was primarily due to the reduction in the Company's debt compared to the same period last year.

Other expense, net of income, was Thirteen Thousand ($13,000) compared to other income, net of expense, of Seventy Six Thousand ($76,000) for the same period a year ago.

Income taxes of One Hundred Ninety Three Thousand ($193,000) were accrued for the period compared to Two Hundred Thirty Two Thousand ($232,000) for the same period a year ago.

The Company posted net earnings of Two Hundred Fifty Eight Thousand $258,000 or $0.10 (Basic) per share compared to Two Hundred Ninety Nine Thousand $299,000 or $0.12 (Basic) per share for the same period in the prior year. There were 2,526,565 weighted average shares outstanding for the quarter ended June 30, 1999, compared to 2,420,540 weighted average shares outstanding for the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowings. These sources of liquidity are reduced by the payment of direct costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving lines of credit and long term debt.

Effective April 17, 1998, the Company amended its credit facility with its current lender, BNY Financial Corporation. The amended credit facility consists of a three-year commitment with automatic extensions for two additional years for a $25,000,000 credit facility. The amended facility included a $5,000,000 acquisition credit loan, which was utilized for the Mansfield acquisition. The Company intends to continue to pursue acquisition opportunities and may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size, or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with working capital, cash flow from operations and borrowing, including any unborrowed portion of the credit facility, as well as issuances of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the credit facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the credit facility.


At June 30, 1999, the Company had borrowed approximately $11,851,000 on its revolving credit line and had an outstanding principal balance of $5,990,000 on its long term secured loan obligation. The Company is in compliance with the debt covenants of its Credit Agreement, as amended from time to time.

At June 30, 1999, the Company had working capital of approximately $9,745,000 compared to working capital of $8,496,000 for fiscal year end 1999. The increase in working capital was due primarily to the increase in accounts receivable offset somewhat by the decrease in accrued expenses.


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

The Company utilizes software vendors for its major computer program applications. Prior to the end of fiscal year 1999, the Company installed, and is currently testing, a Year 2000 compliant version of the Company's financial, inventory, and job costing software. Testing is scheduled to be completed by September 1999. The Company is also in the process of assessing its internal personal computer network, telephones, facsimile machines and labeling equipment for Year 2000 compliance.

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


SUBSEQUENT EVENTS

On July 14, 1999, the Company was notified by the NASDAQ that its stock was no longer eligible for listing on the NASDAQ SmallCap Market due to its failure to maintain the minimum tangible net worth and earnings requirements. The Company's stock now trades on the OTC Bulletin Board.

On August 9, 1999, the Company was advised by SCC Investment I L.P. and Sterling City Capital that they were terminating the previously announced agreement under which they had agreed to purchase $8 to $10 million of newly issued preferred stock from the Company (reference is made to Form 8K filed May 3, 1999). Sterling indicated that the reasons for the termination were the Company's results of operations in the fiscal year 1999 and the delisting of the Company's stock from The NASDAQ SmallCap Market, which they believe constituted a "Material Adverse Effect" as defined in the agreement. The Company and its counsel are considering the Company's rights under the agreement.


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

(a)  Exhibits

A.   Reports on Form 8-K

B.   Exhibits

Exhibit Number         Description of Document

2.1 Plan and Agreement of Merger by and among Nuclear Support services, Inc., NSS of Delaware, Inc. and Canisco Resources, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-B filed May 24, 1996).


3.1 Articles of Incorporation of the Company, as amended (Incorporated herein by reference to Exhibit 3.1 to Form 8-B filed May 24, 1996).

3.2 By-laws of the Company (Incorporated herein by reference to Exhibit 3.2 to Form 8-B filed
                       May 24, 1996).

10.1 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 28.2 to Registration
                       Statement on Form S-8 (No. 33-33180))

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


22 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for fiscal 1999 filed
                       July 15, 1999).


27                     Financial Data Schedule for the Three-Month
                       Period Ended June 30, 1999.


(b) On May 3, 1999, the Company filed an 8-K related to the execution of a Securities Purchase Agreement for the sale of preferred stock to SCC Investment I, L.P. and Sterling City Capital, LLC.



                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date:  August 16, 1999              CANISCO RESOURCES, INC.
                                /s/ Ralph A. Trallo
                                    Ralph A. Trallo
                                    President and CEO

                                /s/ Michael J. Olson
                                    Michael J. Olson
                                    Chief Financial Officer