Form 10-Q
period 1999-09-30
CANISCO RESOURCES INC
filed 1999-11-16
CIK 317488

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                     FORM 10-Q

                    (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1999

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

Common Stock, par value $.0025 per share 2,526,565 shares outstanding as of September 30, 1999.







CANISCO RESOURCES, INC.


PART I	ITEM 1

FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 1999 and March 31, 1999

Consolidated Statements of Operations for the Three Month Periods Ended September 30, 1999 and 1998

Consolidated Statements of Operations for the Six Month Periods Ended September 30, 1999 and 1998

Consolidated Statements of Cash Flows for the Six Month Periods Ended September 30, 1999 and 1998

Notes to Consolidated Financial Statements


PART I	ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART I	ITEM 2

Quantitative and Qualitative Disclosures About Market Risk

PART II

Item 1	Legal Proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 3	Defaults Upon Series Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

ITEM 6	Exhibits and Reports on Form 8-K








PART I	ITEM 1	FINANCIAL STATEMENTS

                              CANISCO RESOURCES, INC.

                          Consolidated Balance Sheets
                                     Assets

                                                September 30,       March 31,
                                                        1999            1999
                                                  (Unaudited)
Current assets:

Cash                                             $ 1,456,996      $1,944,053
Accounts receivable, net

    Billed                                        13,286,435      12,181,791
    Unbilled                                         487,654         398,944
    Other                                            168,682         268,420
        Total accounts receivable                 13,942,771      12,849,155

Inventory                                            373,778         424,020
Deferred income taxes                                288,000         366,000
Other prepaid expenses and current assets            356,062         404,660
Costs and estimated earnings in excess
     of billings on uncompleted contracts          1,476,149       1,427,806
        Total current assets                      17,893,756      17,415,694

Property and equipment:
  Land                                               804,000         804,000
  Buildings and improvements                         851,766         785,663
  Machinery and equipment                          6,122,409       6,025,828
  Furniture and fixtures                             495,601         494,022
  Vehicles                                         1,164,917       1,091,481
      Total property and equipment                 9,438,693       9,200,994
      Less accumulated depreciation               (3,057,370)     (2,624,997)
       Property and equipment, net                 6,381,323       6,575,997

Intangible pension asset                             750,634         802,402
Deferred income taxes                                770,000         804,000
Other assets                                         788,533       1,228,685
Goodwill                                           4,770,591       4,899,753
       Total assets                              $31,354,837     $31,726,531






                             CANISCO RESOURCES, INC.
                          Consolidated Balance Sheets
                       Liabilities and Shareholders' Equity


                                                September 30,        March 31,
                                                        1999             1999
                                                  (Unaudited)
Current liabilities:

Current portion of long-term debt                $ 1,824,711      $ 1,824,711
Accounts payable                                   4,198,132        3,291,920
Other accrued expenses                             2,314,139        3,070,977
Billings in excess of costs and estimated
  earnings on uncompleted contracts                1,322,427          732,058
        Total current liabilities                  9,659,409        8,919,666

Long-term debt, less current portion               6,239,211        7,139,282
Accrued pension cost                                 819,835          846,582
Note payable to bank                              10,539,090       10,754,785
        Total liabilities                         27,257,545       27,660,315

Shareholders' equity:
    Common stock, $.0025 par value, authorized
    10,000,000 shares; issued
    and outstanding 2,526,565 shares                   6,972            6,972
    Additional paid-in-capital                     3,688,764        3,688,764
    Retained earnings                              4,353,093        4,322,017
    Treasury stock, at cost                       (3,951,537)      (3,951,537)
        Total shareholders' equity                 4,097,292        4,066,216


        Total liabilities & shareholders'equity  $31,354,837      $31,726,531





                          CANISCO RESOURCES, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                      1999          1998

Revenues from services                        $ 17,071,813  $ 17,826,729
Cost of services                                13,532,564    14,339,389
     Gross margin                                3,539,249     3,487,340

General and administrative expenses              3,402,739     2,456,350
Income from operations                             136,510     1,030,990


Interest expense                                  (420,626)     (481,284)

Other (expense) income, net                        (28,904)        8,510

Income (loss) before income taxes                 (313,020)      558,216
Income tax (benefit) expense                       (86,343)      243,308



Net (loss) earnings                           $   (226,677)    $ 314,908

Earnings (loss) per share (basic)                   ($0.09)        $0.12
Weighted average common shares (basic)           2,526,565     2,526,565
Earnings (loss) per share (diluted)                 ($0.09)        $0.12
Weighted average common shares (diluted)         2,642,153     2,699,803






                          CANISCO RESOURCES, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)
                                                          Six Months Ended
                                                            September 30,
                                                        1999           1998

Revenues from services                          $ 34,478,492   $ 36,433,878
Cost of services                                  27,590,808     29,625,998
     Gross margin                                  6,887,684      6,807,880

General and administrative expenses                5,876,916      4,800,696
Income from operations                             1,010,768      2,007,184


Interest expense                                    (830,893)      (951,938)

Other (expense) income, net                          (41,973)        34,000

Income before income taxes                           137,902      1,089,246
Income tax expense                                   106,826        475,739



Net earnings                                      $   31,076      $ 613,507



Earnings per share (basic)                             $0.01          $0.25
Weighted average common shares (basic)             2,526,565      2,496,053
Earnings per share (diluted)                           $0.01          $0.23
Weighted average common shares (diluted)           2,611,877      2,670,188




                           CANISCO RESOURCES, INC.
                      Consolidated Statements of Cash Flows
                                  Unaudited

                                                         Six Months Ended
                                                            September 30,
                                                       1999             1998
Cash flows from operating activities:

Net earnings                                       $ 31,076         $613,507
Adjustments to reconcile net
   earnings to net cash provided by
   (used in) operating activities:
 Depreciation and amortization                      687,853          546,349
 Deferred income taxes                              112,000          489,000
 Change in assets and liabilities
   net of effects from purchases
   of subsidiaries:
 (Increase) in accounts receivable               (1,093,616)      (3,691,900)
 Decrease in inventory                               50,242           62,765
 (Increase) in costs and estimated
    earnings in excess of billings
    on uncompleted contracts                        (48,343)         (33,282)
 Decrease in other assets                           414,200          533,801
 Increase (decrease) in accounts payable            906,212         (174,696)
 Decrease in accrued expenses                      (783,585)        (457,327)
 Increase  in billings in excess
   of costs and estimated earnings on
   uncompleted contracts                            590,369           40,474
     Net cash provided by (used in)
      operating activities                          866,408       (2,071,309)

Cash flows from investing activities:
Purchase of property and equipment                 (237,699)        (353,209)
Purchase of company (net of
 cash acquired)                                          --       (6,704,373)
     Net cash (used in)
      investing activities                         (237,699)      (7,057,582)

Cash flows from financing activities:
 Net (payments) borrowings on notes payable        (215,695)       3,923,728
 Proceeds from long term debt                            --        6,284,633
 Principal payments on long-term debt              (900,071)      (1,320,998)
 Proceeds from sale of common stock                      --          816,441
    Net cash (used in) provided by
     financing activities                        (1,115,766)       9,703,804
    Net (decrease) increase in cash                (487,057)         574,913

Cash at beginning of period                       1,944,053        1,188,393
Cash at end of period                            $1,456,996       $1,763,306

See the accompanying notes to the consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999


NOTE 1

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended March
31, 1999. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.


NOTE 2:

In April 1998, the Company expanded its credit facility to a three year secured $25,000,000 facility. Borrowings under this agreement are secured by substantially all assets of the Company. This loan agreement, among other things, requires the Company to meet various covenants including minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants, as amended, at September 30, 1999 and management believes that such compliance will continue through September 30, 2000.


NOTE 3:

On August 9, 1999, the Company was advised by SCC Investment I L.P. and Sterling City Capital that they were terminating the previously announced agreement under which they had agreed to purchase $8 to $10 million of newly issued preferred stock from the Company (reference is made to Form 8-K filed August 27, 1999).




PART I  ITEM 2	FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the period were Seventeen Million Seventy Two Thousand ($17,072,000) compared to Seventeen Million Eight Hundred Twenty Seven Thousand ($17,827,000) in the prior year. A decrease of Seven Hundred Fifty Five Thousand ($755,000) or four percent (4%). This decline was primarily due to the completion of several substantial shutdowns performed in the prior fiscal quarter.

The power generation market accounted for twenty three (23%) of total revenues compared to twenty percent (20%) of total revenues for the same period last year. The petro-chemical business as compared to last year remained constant at thirty percent (30%) of second quarter revenues. The pulp and paper market decreased to twenty one percent (21%) of second quarter 1998 revenues compared to twenty seven percent (27%) for the same period a year ago. The revenue contribution of all other markets collectively was twenty six percent (26%) compared to twenty three percent (23%) from the same period last year.

The gross margin for the period was Three Million Five Hundred Thirty Nine Thousand ($3,539,000) compared to Three Million Four Hundred Eighty Seven Thousand ($3,487,000) for the same period a year ago. As a percent or revenue, the gross margin for the current period was twenty one percent (21%) compared to twenty percent (20%) during the period ended September 30, 1998. The power generation market margin contribution was twenty percent (20%) versus twenty five percent (25%) for the same period last year. The margin contribution for the petro-chemical business increased to twenty nine percent (29%) compared to fifteen percent (15%)a year ago. The pulp and paper industry accounted for twenty five percent (25%) of gross margin compared to thirty two percent (32%) during the same period last year. All other markets contributed twenty six percent (26%) of gross margin compared to twenty eight percent (28%) in the comparable period a year ago. The variance in margin contribution is attributable to shift in market mix.

The substantial increase in general and administrative expense was due primarily to transaction costs and professional fees. The Company had capitalized approximately $300,000 of expenses related to the expected investment by Sterling Capital. These charges were written off in the second quarter (of current fiscal year) when the transaction failed to close. Additionally, approximately $120,000 of fees and expenses were incurred in the second quarter with respect to professional fees and for the search and change to new management described below.

Additionally, expansion, in certain areas, resulted in additional salaries, benefits and equipment leases totaling approximately $325,000.

Income from operations was One Hundred Thirty Seven Thousand ($137,000) compared to One Million Thirty One Thousand ($1,031,000) for the same period last year.


Interest expense decreased Sixty Thousand ($60,000) to Four Hundred Twenty One Thousand ($421,000) from the same period a year ago. This decrease was due to reduction in debt and reduced interest rates. Other expense, expenses net of income, was Twenty Nine Thousand ($29,000) compared to other income net of expenses of Nine Thousand ($9,000) a year ago.

Income tax benefit of Eighty Six Thousand ($86,000) were for the period compared to expense of Two Hundred Forty Three Thousand ($243,000) for the same period a year ago.

The net loss was approximately Two Hundred Twenty Seven Thousand ($227,000) or $0.09/share compared to net earnings of Three Hundred Fifteen Thousand ($315,000) or $0.12/share for the same period last year.


SIX MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the period were Thirty Four Million Four Hundred Seventy Eight Thousand ($34,478,000) compared to Thirty Six Million Four Hundred Thirty Four Thousand ($36,434,000) for the prior year. The power generation market accounted for twenty eight percent (28%) of total revenues compared to twenty two percent (22%) of total revenues for the same period last year. The petro-chemical market provided revenues of twenty seven percent (27%) compared to twenty six percent (26%) for the six months ended September 1998. The pulp and paper market accounted for twenty percent (20%) of revenues compared to thirty one percent (31%) for the same period last year. The revenue contribution of all other markets collectively was twenty five percent (25%) compared to twenty one percent (21%) a year ago. This decrease is primarily due to completion of a substantial contract and several shutdowns of the prior year.

The gross margin for the period increased Eighty Thousand ($80,000) to Six Million Eight Hundred Eighty Eight Thousand ($6,888,000) when compared to the same period a year ago. As a percent of revenue, the gross margin for the current period increased one percent (1%) to twenty percent (20%). The power generation market margin contribution was twenty six percent (26%) compared to twenty one percent (21%) in the comparable period last year. The margin contribution of the petro-chemical business increased to twenty four percent (24%) from twenty one percent (21%) a year ago. The pulp and paper industry accounted for twenty three percent (23%) of gross margin, down from thirty three percent (33%) during the same period last year. All other markets contributed twenty seven percent (27%) of gross margin compared to twenty five percent (25%) in the comparable period a year ago. Shifts in gross margin contribution reflect shifts in market concentration, which is predominately attributable to the Mansfield acquisition.

General and administrative expenses for the first six months increased One Million Seventy Six Thousand ($1,076,000) to Five Million Eight Hundred Seventy Seven Thousand ($5,877,000) compared to the same period last year. As a percentage of revenue general & administrative expenses increased to seventeen percent (17%) from thirteen percent (13%) and occurred during the Company's second fiscal quarter. The increase is attributable to the same factors discussed above in connection with the second quarter.

Income from operations was One Million Eleven Thousand ($1,011,000) compared to Two Million Seven Thousand ($2,007,000) for the same period last year.

Interest expense decreased approximately One Hundred Twenty One Thousand ($121,000) to Eight Hundred Thirty One Thousand ($831,000) compared to the same period a year ago. The decrease was due to reduced debt load and reduction in interest rates.

The Company had other (expense) net of income, of Forty Two Thousand ($42,000) compared to other income net of (expense) of Thirty Four Thousand ($34,000), for the same period a year ago.

Income taxes of One Hundred Seven Thousand ($107,000) were accrued for the period compared to Four Hundred Seventy Six Thousand ($476,000) for the same period a year ago.

Net earnings for the first six months of fiscal year 1999 were approximately Thirty One Thousand ($31,000) or $0.01/share compared Six Hundred Fourteen Thousand ($614,000) or $0.25/share for the same period last year.


MANAGEMENT CHANGES

When the equity investment expected by Sterling Capital failed to close, the outside directors of the Board began a search for new management. Among other factors, directors sought to identify management best suited to improving the performance of the Company. After numerous discussions and interviews, a committee of the Board decided to retain Mr. J. L. Huitt, Jr. and the McShane Group as interim turnaround managers. Thomas McShane, a Company Director, is a principal of the McShane Group. Mr. Huitt is also a principal in the McShane Group and he has 20 years experience managing and consulting for under-performing companies. The McShane Group is a management consulting firm that specializes in workout and turnaround services. Mr. Huitt was appointed president and chief executive officer of Canisco on September 8, 1999. On October 25, 1999 he also assumed the office of president of Cannon Sline, Inc. For the services of its personnel, including Mr. Huitt, the McShane Group will be entitled to basic compensation of $30,000 per month. See Exhibit 10.21 to this report for information on additional cash consulting fees in operational improvement success fees payable in warrants that may become due to the McShane Group.

The Company has begun to implement a number of management and restructuring changes, including the sale of the Company's IceSolv subsidiary. The Company cannot yet accurately estimate the total costs of the above changes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its needs depends primarily upon payments for its services and periodic bank borrowings. These sources of liquidity are reduced by the payment of direct costs, taxes, purchase of property and equipment and periodic repayment of the Company's revolving lines of credit and long term debt.


Effective April 17, 1998, the Company amended its credit facility with its current lender, GMAC Commercial Credit (formerly BNY Financial Corporation). The amended credit facility consists of a three-year commitment with automatic extensions for two additional years for a $25,000,000 credit facility. The amended facility included a $5,000,000 acquisition credit loan, which was utilized for the Mansfield acquisition. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the credit facility.

At September 30, 1999, the Company had borrowed approximately $10,539,000 on its revolving credit line and had an outstanding principal balance of $5,640,000 on its long term secured loan obligation. The Company is in compliance with the debt covenants of its Credit Agreement, as amended from time to time.

At September 30, 1999, the Company had working capital of approximately $8,235,000 compared to working capital of $8,496,000 for fiscal year end 1999. The decrease in working capital was due primarily to the increase in accounts payable offset somewhat by the increase in accounts receivable.


RECENTLY ISSUED ACCOUNTING STANDARD

In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137). Deferral of the effective date of FASB Statement No. 133, and amendment of FASB Statement No. 133. This pronouncement defers the effective date of SFAS 133, as amended, and is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company expects that adoption of SFAS 137 will not have a material impact on the Company's financial condition or results of operations.


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

The Company believes that they are compliant with the Year 2000 issue, although unanticipated difficulties are possible.

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


CAUTIONARY STATEMENT

Statements in this Report on Form 10-Q which express the "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Action of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected. Certain factors such as competitive market pressures, material changes in demand from larger customers, changes in weather, availability of labor, changes in government policies and changes in economic conditions could cause actual results to differ materially from those in the forward-looking statements.




PART II

Item 1	Legal Proceedings

None

Item 2	Changes in Securities and Use of Proceeds

None

Item 3	Defaults Upon Series Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

(A)  Exhibits


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

10.12 Form of Stock Purchase Warrant issued to Teddy Mansfield (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed May 7, 1998).

10.13 Form of Stock Purchase Warrant issued to R. Dean Mansfield (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed May 7, 1998).

10.14                  Amended and Restated Credit and Security
                       Agreement with The BNY Financial Corporation dated as of April 17, 1998 (Incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed May 7, 1998).

10.2                   Securities Purchase Agreement, dated as of
                       October 16, 1998, by and among Mellon Ventures,
                       L.P. and Morse Partners, Ltd, and Canisco
                       Resources, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on
                       Form 8-K filed October 30, 1998).

10.20                  Securities Purchase Agreement, dated as of April
                       16, 1999, by and among SCC Investment I, L.P., Sterling City Capital LLC and Canisco Resources,
                       Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Amended Current Report on Form
                       8-K filed May 11, 1999).

10.21                  Letter agreement dated September 2, 1999 with the
                       McShane Group.

22 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for fiscal 1999 filed
                       July 15, 1999).


27                     Financial Data Schedule for the Six-Month
                       Period Ended September 30, 1999.

B.  Reports on Form 8-K.

(b) On May 3, 1999, the Company filed an 8-K related to the execution of a Securities Purchase Agreement for the sale of preferred stock to SCC Investment I, L.P. and Sterling City Capital, LLC.

(c) On August 27, 1999, the Company filed an 8-K related to the termination of a Securities Purchase Agreement for the sale of preferred stock to SCC Investment I, L.P. and Sterling City Capital, LLC.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date:  November 16, 1999            CANISCO RESOURCES, INC.
                                /s/ Jimmie L. Huitt, Jr.
                                    Jimmie L. Huitt, Jr.
                                    President and CEO

                                /s/ Michael J. Olson
                                    Michael J. Olson
                                    Chief Financial Officer