Form 10-Q
period 1999-12-31
CANISCO RESOURCES INC
filed 2000-02-14
CIK 317488

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

         (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended December 31, 1999

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


Common Stock, par value $.0025 per share 2,536,565 shares outstanding as of December 31, 1999.









CANISCO RESOURCES, INC.


PART I  ITEM 1

FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999

Consolidated Statements of Operations for the Three Month Periods Ended December 31, 1999 and 1998

Consolidated Statements of Operations for the Nine Month Periods Ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows for the Nine Month Periods Ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements


PART I   ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART I   ITEM 3

Quantitative and Qualitative Disclosures About Market Risk


PART II

ITEM 1 Legal Proceedings

ITEM 2 Changes in Securities and Use of Proceeds

ITEM 3 Defaults Upon Senior Securities

ITEM 4 Submission of Matters to a Vote of Security Holders

ITEM 5 Other Information

ITEM 6 Exhibits and Reports on Form 8-K








PART I ITEM 1                 FINANCIAL STATEMENTS

                            CANISCO RESOURCES, INC.
                          Consolidated Balance Sheets
                                    Assets

      Assets                                December 31,       March 31,
                                                   1999            1999
                                             (Unaudited)
Current assets:

Cash                                        $ 1,337,467       $1,944,053
Accounts receivable, net

    Billed                                   13,274,613       12,181,791
    Unbilled                                    608,475          398,944
    Other                                       323,743          268,420
        Total accounts receivable            14,206,831       12,849,155
Inventory                                       377,903          424,020
Deferred income taxes                           288,000          366,000
Other prepaid expenses and current assets       269,652          404,660
Costs and estimated earnings in excess
     of billings on uncompleted contracts     1,512,485        1,427,806
        Total current assets                 17,992,338       17,415,694

Property and equipment:
  Land                                          804,000          804,000
  Buildings and improvements                    853,661          785,663
  Machinery and equipment                     6,135,843        6,025,828
  Furniture and fixtures                        511,229          494,022
  Vehicles                                    1,168,403        1,091,481
      Total property and equipment            9,473,136        9,200,994
      Less accumulated depreciation           3,314,912        2,624,997
      Property and equipment, net             6,158,224        6,575,997

Intangible pension asset                        724,750          802,402
Deferred income taxes                           618,000          804,000
Other assets                                    749,102        1,228,685
Goodwill, net                                 4,680,491        4,899,753
       Total assets                         $30,922,905      $31,726,531











                             CANISCO RESOURCES, INC.
                          Consolidated Balance Sheets
                       Liabilities and Shareholders' Equity


                                           December 31,        March 31,
                                                  1999             1999
                                            (Unaudited)

Current liabilities:

Current portion of long-term debt          $ 1,824,711      $ 1,824,711
Accounts payable                             2,881,996        3,291,920
Other accrued expenses                       2,447,148        3,070,977
Billings in excess of costs and estimated
  earnings on uncompleted contracts          1,788,380          732,058
        Total current liabilities            8,942,235        8,919,666

Long-term debt, less current portion         5,797,858        7,139,282
Accrued pension cost                           779,586          846,582
Note payable to bank                        11,137,392       10,754,785
        Total liabilities                   26,657,071       27,660,315

Shareholders' equity:
  Common stock, $.0025 authorized
    10,000,000 shares; issued and
    outstanding 2,536,565 and
    2,526,565, respectively                      6,997            6,972
  Additional paid-in-capital                 3,552,939        3,688,764
  Retained earnings                          4,506,635        4,322,017
  Treasury stock, at cost                   (3,800,737)      (3,951,537)
        Total shareholders' equity           4,265,834        4,066,216


        Total liabilities and
          shareholders'equity              $30,922,905      $31,726,531










                       CANISCO RESOURCES, INC.
                Consolidated Statements of Operations
                            (Unaudited)


                                          Three Months Ended December 31,
                                                     1999          1998

Revenues from services                        $18,594,752   $17,616,476
Cost of services                               14,812,856    14,047,943
      Gross margin                              3,781,896     3,568,533

General and administrative expenses             2,992,136     2,753,255
Income from operations                            789,760       815,278

Interest expense                                 (504,802)     (451,812)
Other income (expense), net                        31,009      ( 58,229)

Income before income taxes                        315,967       305,237
Income tax expense                                162,425        82,055

Net earnings                                      153,542       223,182

Basic earnings per share                            $0.06         $0.09

Weighted average common shares (basic)          2,531,565     2,526,565

Diluted earnings per share                          $0.06         $0.09

Weighted average common shares (diluted)        2,641,844     2,589,259








                             CANISCO RESOURCES, INC.
                       Consolidated Statements of Operations
                                   (Unaudited)


                                          Nine Months Ended December 31,
                                                   1999            1998

Revenues from services                      $53,073,244     $54,050,354
Cost of services                             42,403,664      43,673,941
      Gross margin                           10,669,580      10,376,413

General and administrative expenses           8,869,052       7,553,951
Income from operations                        1,800,528       2,822,462

Interest expense                             (1,335,695)     (1,403,750)
Other (expense), net                            (10,964)       ( 24,229)
Income before income taxes                      453,869       1,394,483

Income tax expense                              269,251         557,794

Net earnings                                    184,618         836,689

Basic earnings per share                          $0.07           $0.34

Weighted average common shares (basic)        2,529,065       2,433,553

Diluted earnings per share                        $0.07           $0.32

Weighted average common shares (diluted)      2,619,292       2,579,857










                            CANISCO RESOURCES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                          Nine Months Ended December 31,
                                                   1999            1998
Cash flows from operating activities:
  Net earnings                              $   184,618     $   836,689
  Adjustments to reconcile net
    earnings to net cash provided by
    (used in) operating activities:
      Depreciation and amortization           1,099,329         922,362
      Deferred income taxes                     264,000         570,000
  Change in assets and liabilities
    net of effects from purchase of business:
      (Increase) in accounts
        receivable                           (1,357,676)     (2,080,252)
      Decrease (increase) in inventory           46,117         (12,929)
      (Increase) in costs
        and estimated earnings in excess
        of billings on uncompleted
        contracts                               (84,679)       (389,238)
      Decrease in other assets                  502,091         548,424
      (Decrease) increase in accounts
        payable                                (409,924)         73,139
      (Decrease) in accrued expenses           (690,825)     (1,275,655)
      Increase in billings in excess of
        costs and estimated earnings on
        uncompleted contracts                 1,056,322         110,955
Net cash provided by (used in)
  operating activities                          609,373        (696,505)

Cash flows from investing activities:
  purchases of property
    and equipment                              (272,142)       (532,630)
  Purchase of business (net of cash
    acquired)                                         -      (6,793,564)

Net cash (used in) investing activities        (272,142)     (7,326,194)

Cash flows from financing activities:
  Net borrowings on notes payable               382,607       3,173,951
  Proceeds from long term debt                        -       6,284,633
  Principal payments on
    long-term debt                           (1,341,424)     (2,248,884)
  Proceeds of sale of common stock                    -         816,441
  Issuance of treasury stock                     15,000               -
Net cash (used in) provided by
  financing activities                         (943,817)      8,026,141

Net (decrease) increase in cash                (606,586)          3,442

Cash at beginning of period                   1,944,053       1,188,393

Cash at end of period                       $ 1,337,467     $ 1,191,835

See the accompanying notes to the consolidated financial statements. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999

NOTE 1:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended March 31, 1999. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the period ended December 31, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

NOTE 2:

In April 1998, the Company expanded its credit facility to a three year secured $25,000,000 facility. Borrowings under this agreement are secured by substantially all assets of the Company. This loan agreement, among other things, requires the Company to meet various covenants including minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants, as amended, at December 31, 1999 and management believes that such compliance will continue through December 31, 2000.

NOTE 3:

On August 9, 1999, the Company was advised by SCC Investment I L.P. and Sterling City Capital that they were terminating the previously announced agreement under which they had agreed to purchase $8 to $10 million of newly issued preferred stock from the Company (reference is made to Form 8-K filed August 27, 1999).

NOTE 4:

In September 1999, the Company entered into a letter agreement with a consulting firm, of which a Company director is a principal, for strategic advisory services. The terms of the agreement include monthly fees of $30,000 to be paid. In December 1999, the agreement was modified in connection with management changes within the Company, reducing the amount to be paid beginning January 2000.

The letter agreement includes a provision for the granting of stock appreciation rights. Each Right permits the holder to receive cash on exercise equal to the amount by which the fair market value of the Company's common
stock on the date of exercise exceeds the exercise price.   As of December 31,
1999, 100,000 Rights had been awarded to the consulting firm at an exercise price of $1.50 per share. The Rights expire one year from the date of grant. Additional Rights with exercise prices ranging from $1.00 to $1.50 may be granted upon approval of the board of directors.

NOTE 5:

On January 31, 2000, the Company sold certain assets of its IceSolv subsidiary, (primarily equipment and contracts in progress) with net book value of approximately $50,000 for $130,000 in cash and a note receivable (including interest) for $120,000 payable over the next 12 months.


PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

Revenues for the period were Eighteen Million Five Hundred Ninety Five Thousand ($18,595,000) compared to Seventeen Million Six Hundred Sixteen Thousand ($17,616,000) in the prior year.

The power generation market accounted for twenty five percent (25%) of total revenues compared to eighteen percent (18%) of total revenues for the same period last year. The petro-chemical business accounted for twenty four percent (24%) of 1999 third quarter revenues, compared to thirty eight percent (38%) for the quarter ended December 31, 1998. The pulp and paper market accounted for thirty one percent (31%) of revenues compared to fifteen percent (15%) in the comparable period a year ago. The revenue contribution of all other businesses collectively was twenty percent (20%) compared to twenty nine percent (29%) for the same period last year.

The gross margin for the period was Three Million Seven Hundred Eighty Two Thousand ($3,782,000) compared to Three Million Five Hundred Sixty
Nine Thousand ($3,569,000) for the same period last year. As a percent of revenue, the gross margin remained constant at twenty percent (20%) when compared to the period ended December 31, 1998. The power generation market margin contribution was twenty eight percent (28%) versus twenty percent (20%) for the same period last year. The margin contribution for the petro-chemical business decreased to thirty one percent (31%) from forty six percent (46%) a year ago. The pulp and paper industry accounted for forty one percent (41%) of gross margin, up from twelve percent (12%) during the same period last year. All other markets contributed zero (0%) of gross margin compared to twenty two percent (22%) in the comparable period a year ago. This decline in the gross margin, by all other market sectors, was attributed to two large contracts that suffered losses during the period. Changes in margin contribution were related to shifts in revenues between market sectors.

General and administrative expenses for the quarter were Two Million Nine Hundred Ninety Two Thousand ($2,992,000) compared to Two Million Seven Hundred Fifty Three Thousand ($2,753,000) the same period last year. As a percentage of revenue General and Administrative expenses remained constant at sixteen percent (16%). The increase in general and administrative expenses was due primarily to professional fees described below (in the nine month comparison).

Income from operations was Seven Hundred Ninety Thousand ($790,000) compared to Eight Hundred Fifteen Thousand ($815,000) for the same period last year.

Interest expense for the period was Five Hundred Five Thousand ($505,000) compared to Four Hundred Fifty Two Thousand ($452,000) for the same period a year ago. The increase was due to increased interest rates in the quarter.

Other income, net of other expense, was Thirty One Thousand ($31,000) compared to other expense, net of other income, of Fifty Eight Thousand ($58,000) for the same period a year ago.

Income tax expense was One Hundred Sixty Two Thousand ($162,000) for the period compared to Eighty Two Thousand ($82,000) for the same period a year ago.

The Company posted net earnings of One Hundred Fifty Four Thousand $154,000 or $0.06 (Basic) per share compared to Two Hundred Twenty Three Thousand $223,000 or $0.09 (Basic) per share for the same period in the prior year.


NINE MONTHS ENDED DECEMBER 31, 1999
COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998

Revenues for the period were Fifty Three Million Seventy Three Thousand ($53,073,000) compared to Fifty Four Million Fifty Thousand ($54,050,000) for the prior year.

The power generation market accounted for twenty seven percent (27%) of total revenues compared to twenty one percent (21%) percent of total revenues for the same period last year. The petro-chemical business was twenty six percent (26%) compared to thirty nine percent (39%) of revenues for the same period last year. The pulp and paper market accounted for twenty three percent (23%) of revenues compared to sixteen percent (16%) for the same period last year. The revenue contribution of all other businesses collectively was unchanged at twenty-four percent (24%) compared to the same period last year.

The gross margin when compared to the same period a year ago increased Two Hundred Ninety Three Thousand ($293,000) to Ten Million Six Hundred Seventy Thousand ($10,670,000). As a percent of revenue, the gross margin for the nine months ended December 31, 1999 was twenty percent (20%) compared to nineteen percent (19%) for the prior year. The power generation market margin contribution was twenty eight percent (28%) versus twenty one percent (21%) for the same period last year. The margin contribution of the petro-chemical business decreased to twenty five percent (25%) from forty one percent (41%) a year ago. The pulp and paper industry accounted for twenty eight percent (28%) of gross margin, up from fourteen percent (14%) during the same period last year. All other markets contributed nineteen percent (19%) of gross margin compared to twenty four percent (24%) in the comparable period a year ago.
This decline in the gross margin, by all other market sectors, was attributed to two large contracts that suffered losses during the period.

General and administrative expenses compared to the first nine months last year increased One Million Three Hundred Fifteen Thousand ($1,315,000) to Eight Million Eight Hundred Sixty Nine Thousand ($8,869,000). As a percentage of revenue General and Administrative expenses increased to seventeen percent (17%) from fourteen percent (14%) a year ago.

The substantial increase in general and administrative expense was due primarily to transaction costs and professional fees. The Company had capitalized approximately $300,000 of expenses related to the expected investment by Sterling Capital. These charges were written off in the second quarter (of current fiscal year) when the transaction failed to close. Additionally, approximately $341,000 of fees and expenses were incurred in the second quarter and third quarter with respect to professional fees and for the search and change to new management described below.

Additionally, expansion in certain areas resulted in additional salaries, benefits and equipment leases totaling approximately $325,000.

Income from operations was One Million Eight Hundred One Thousand ($1,801,000) compared to Two Million Eight Hundred Twenty Two Thousand ($2,822,000) for the same period last year. The Company believes this reduction is attributed to General and Administrative expenses incurred during the year.

Interest expense was One Million Three Hundred Thirty Six Thousand ($1,336,000) compared to One Million Four Hundred Four Thousand ($1,404,000) the same period a year ago.

Other expenses, net of income, was Eleven Thousand ($11,000) compared to Twenty Four Thousand ($24,000) a year ago.

Income taxes of Two Hundred Sixty Nine Thousand ($269,000) were accrued for the period compared to Five Hundred Fifty Eight Thousand ($558,000) for the same period a year ago.

The net earnings for the first nine months of fiscal year 1999 was approximately One Hundred Eight Five Thousand $185,000 or $0.07 per share (Basic) compared to Eight Hundred Thirty Seven Thousand $837,000 or $0.34 per share (Basic) for the same period last year.


MANAGEMENT CHANGES

When the equity investment expected by Sterling Capital failed to close, the outside directors of the Board began a search for new management. Among other factors, directors sought to identify management best suited to improving the performance of the Company. After numerous discussions and interviews, a committee of the Board decided to retain Mr. J. L. Huitt, Jr. and the McShane Group as interim turnaround managers. Thomas McShane, a Company Director, is a principal of the McShane Group. Mr. Huitt is also a principal in the McShane Group and he has 20 years experience managing and consulting for under-performing companies. The McShane Group is a management consulting firm that specializes in workout and turnaround services. Mr. Huitt was appointed president and chief executive officer of Canisco on September 8, 1999. On October 25, 1999 he also assumed the office of president of Cannon Sline, Inc. For the services of its personnel, including Mr. Huitt, the McShane Group was entitled to basic compensation of $30,000 per month. See Exhibit 10.21 to this report for information on additional cash consulting fees in operational improvement success fees payable in stock appreciation rights that have been or may be granted to the McShane Group. On December 20, 1999, Mr. Ted Mansfield was appointed President and Chief Executive Officer of Canisco. Mr. Mansfield will also continue in the capacity as President of Mansfield Industrial Coatings, Inc. Mr. Mark Chuplis was appointed President of Cannon Sline, Inc. on December 20, 1999. Mr. Huitt will continue to act as consultant to the Company with respect to further implementation of a profit improvement plan and strategic planning.

The Company is continuing to implement a number of management and restructuring changes. The Company cannot yet accurately estimate the total costs of the above changes.






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

At December 31, 1999, the Company had borrowed approximately $11,137,000 on its revolving credit line and had an outstanding principal balance of $5,309,000 on its long term secured loan obligation. The Company is in compliance with the debt covenants of its Credit Agreement, as amended from time to time.

At December 31, 1999, the Company had working capital of approximately $9,050,000 compared to working capital of $8,496,000 for fiscal year end 1999. The increase in working capital was due primarily to the increase in accounts receivable decrease in accounts payable and other accrued expenses offset somewhat by the decrease in inventory and other prepaid expenses and current assets and increase in billings in excess of costs and estimated earnings on uncompleted contracts.


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




PART II

Item 1	Legal Proceedings

None

Item 2	Changes in Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

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


27                     Financial Data Schedule for the Nine Month
                       Period Ended December 31, 1999.

B.  Reports on Form 8-K.








                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Date:  February 14, 2000             CANISCO RESOURCES, INC.
                                /s/ Ted L. Mansfield
                                    Ted L. Mansfield
                                    President and CEO

                                /s/ Michael J. Olson
                                    Michael J. Olson
                                    Chief Financial Officer