Form 10-K
period 2000-03-31
CANISCO RESOURCES INC
filed 2000-07-11
CIK 317488

FORM 10-K
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended March 31, 2000
                                  OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value held by non-affiliates of the registrant as of June 2, 2000: Common Stock, par value $.0025 per share $1,293,648

The number of shares outstanding as of the close of business on June 29, 2000, was 2,536,565 shares of Common Stock, par value $.0025 per share.









            CANISCO RESOURCES, INC. - 2000 Form 10-K Annual Report
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

Documents incorporated by reference. Portions of registrant's definitive Proxy Statement for the Annual Meeting of Shareholders are incorporated into Part III as set forth herein.


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

In January 2000, certain of the assets of IceSolv, Inc. were sold to Radiological Services, Inc.

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


POWER GENERATION MARKET

Thirty one percent (31%) of consolidated revenues in the power generation market was the largest for the Company's services in fiscal year 2000 was attributable to nuclear, fossil fuel, hydro-electric and other customers whose operations involve the production of electricity. This is an increase from twenty one percent (21%) in fiscal year 1999 and a decrease from thirty three percent (33%) in fiscal year 1998.


PETRO-CHEMICAL MARKET

Twenty three percent (23%) of the Company's revenues was generated from clients in the petro-chemical and refining industry which includes chemical, crude oil and natural gas processing. This is a decrease from thirty nine percent (39%) compared to twenty four (24%) in fiscal years 1999 and 1998 respectively.


PULP AND PAPER MARKET

Pulp and paper facilities serviced by the Company include mills and production plants whose primary operations involve the production of paper, paperboard and pulp. Of the Company's consolidated revenues in fiscal year 2000, twenty eight percent (28%) was generated from customers in this industry compared to fourteen percent (14%) in fiscal year 1999 and twenty percent (20%) in fiscal year 1998.


OTHER MARKETS SERVED

The Company provides services to government facilities and state and municipal infrastructure as well as automotive, metals and mining, textiles, marine and printing industries. No one of these industries is a significant part of the Company's business. Eighteen percent (18%) of the Company's consolidated revenues during fiscal year 2000 were generated from services provided to this group of industries compared to twenty six percent (26%) for fiscal year 1999 and twenty three percent (23%) for fiscal year 1998.

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

For fiscal years 2000 and 1999, no client represented more than ten percent (10%) of revenues. For fiscal year 1998, Northeast Utilities accounted for twelve percent (12%) of consolidated revenues.

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


PERSONNEL

The seasonality of the business causes the employment of the Company to vary widely throughout the year. During the fiscal year ended March 31, 2000, the number of personnel employed at one time by the Company fluctuated between approximately 523 and 989.

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

The following table sets forth the demographics of the Company's employees for the period indicated.

Description						                         At Fiscal Year End
                                        2000      1999     1998

Union Project Personnel                  359       309      405

Non-Union Project Personnel              374       362       81

Clerical, Administrative,
Sales and Management Personnel            66       130       92

Total Personnel                          799       801      578


ITEM 2	PROPERTIES

The Company and its subsidiaries maintain office and shop/storage facilities suitable to support operations. These facilities are geographically located to provide effective customer service:

The following properties are owned: Lakeland, FL; Sulphur, LA; Houston, TX; Chesterfield County, VA; and Mobile, AL.


The following properties are leased: Pottstown, PA; Kennewick, WA; Palmyra, PA; Sacramento, CA; Brunswick, OH; Atlanta, GA; Pensacola, FL; Baton Rouge, LA; West Monroe, LA; and Wilmington, DE. There are no major encumbrances on the real properties with the exception of liens granted to the Company's lenders on the owned properties.


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


ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on January 25, 2000. The following actions were taken:

1. The following directors were elected to serve on the Board of Directors of the Company:

    Dale Ferguson	 (For 1,988,414/Withheld 150,166/Exception 122,210)
    Tom McShane		  (For 1,996,543/Withheld 142,037/Exception 114,081)
    Larry Petcovic	(For 1,996,279/Withheld 142,301/Exception 114,345)
    Ted Mansfield	 (For 2,110,624/Withheld  27,956/Exception       0)
    Marvin Davis	  (For 2,105,159/Withheld  33,421/Exception   5,465)

2.  Ratification of appointment of KPMG LLP as Independent Auditors.

    (For 2,016,278/Against 118,977/Abstain 3,325)


PART II

ITEM 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

Canisco Resources, Inc. had 2,536,565 shares of common stock outstanding and approximately 349 shareholders of record as of June 1, 2000. The Company's common stock traded on the NASDAQ Stock Market under the symbol "NSSI" until May 20, 1996 at which time the Company commenced trading on the NASDAQ Small Cap Market under the symbol "CANR". The above was the result of the merger of Nuclear Support Services, Inc. into Canisco Resources, Inc. in accordance with the Company's plan of reorganization. On November 30, 1998, the Company's symbol was changed to "CANRC" in conformance with a waiver of continued listing requirements issued by NASDAQ. The Company's common stock was traded on the NASDAQ SmallCap Market until July 14, 1999, at which time it was delisted from the NASDAQ SmallCap Market, and it now trades over the counter.


Stock Highlights
                                     Fiscal Year       Fiscal Year
   Quarter                              2000              1999
    	Ended                           High    Low       High    Low

 	June  30                          3 1/2  3 1/2      3 3/4  2 1/2
	 Sept  30                          3 1/2  1          3 1/4  1 3/4
	 Dec   31                          1 7/16   11/16    3 1/2  1 1/2
 	March 31                          1        65/128   2 1/4  1 1/2


ITEM 6	SELECTED FINANCIAL DATA
Financial Highlights for the Fiscal Year End (in thousands except per share amounts)

                        2000(1)    1999(2)    1998     1997(3)     1996(4)
Revenues             $71,516    $69,443    $52,227  $50,191     $32,931
Income from
  operations           1,579      2,077      1,586    1,709         407
Interest expense       1,768      1,777      1,004      963         670
Net earnings (loss)     (177)        80        490      452      (1,508)
Basic earnings (loss)
  per share            (0.07)      0.03       0.22     0.21       (0.69)
Total assets          29,739     31,727     20,633   21,301      26,101
Total long-term debt  16,409     19,719     10,256   11,274       5,587
Liabilities subject
  to compromise            -          -          -        -       5,262
Equity per share        1.54       1.61       1.43     1.20        0.99
Return on average
  equity                 (4%)         2%        17%      19%          -
Weighted average
  common and common
  equivalent shares
  (basic)              2,531      2,452      2,193    2,170       2,169

(1)	Reflects expenses of approximately $274 related to Company's equity
   	raising efforts, $522 related to management changes and $348 of goodwill amortization.

(2)	Reflects expenses of approximately $229 related to the Company's growth
	   strategy, and approximately $302 of goodwill amortization associated with
	   acquisition of Mansfield Industrial Coatings.

(3)	Reflects net reorganization expenses of approximately $600 and settlement
   	of the Westinghouse litigation.

(4)	Fiscal year end change from September 30th to March 31st (a 6 month
   	period) and reflects the discontinuance of Henze operations and includes approximately $1.1 million in reorganization costs.


ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     		RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including hedging activities. In June of 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133." SFAS 137 delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company expects that adoption of SFAS 133 will not have a material impact on the Company's financial condition or results of operations.


RESULTS OF OPERATIONS 2000 COMPARED TO 1999

Fiscal year 2000 revenues were $71,516,000 compared to $69,443,000 for fiscal year 1999. The increase was due primarily to the award of a multi-year maintenance agreement in the power generation market. The power generation market accounted for thirty one percent (31%) of the 2000 total revenues compared to twenty one percent (21%) for fiscal year 1999 revenues. The petro-chemical business contribution decreased to twenty three percent (23%) from thirty nine percent (39%) for fiscal year 1999. The pulp and paper market business represented twenty eight percent (28%) of revenue in 2000 versus fourteen percent (14%) in fiscal year 1999. This decline was driven by the completion of several large capital projects performed in the prior year. The revenue contribution of all markets decreased to eighteen percent (18%) in 2000 versus twenty six percent (26%) in fiscal year 1999. The contribution on the various markets reflects the diversification strategy of the Company.

The gross margin of the Company was $13,533,000 compared to $12,857,000 for fiscal year 1999 and as a percent of revenue, gross margin remained constant at nineteen percent (19%).

General and administrative expenses were $11,954,000 compared to $10,780,000 for the prior year. As a percent of revenue, general and administrative expenses increased to seventeen percent (17%) from sixteen percent (16%) from fiscal year 1999 to 2000. During the fiscal year, the Company incurred expenses of $796,000 including $274,000 associated with its equity raising efforts and $522,000 associated with management changes.

Income from operations decreased to $1,579,000 in fiscal year 2000 compared to $2,077,000 for fiscal year 1999. This decrease was primarily attributable to an increase in general and administrative expenses.

Interest expense for fiscal year 2000 was $1,768,000 compared to $1,777,000 in fiscal year 1999.

The Company had other income, net of expenses of $101,000 in fiscal year 2000 compared to $199,000 for fiscal year 1999.

Income tax expense for fiscal year 2000 was $89,000 compared to $420,000 for the fiscal year ended 1999. The decrease in income taxes was the result of decreased income from operations and the effect of goodwill amortization.

As a result of the above, the loss was ($177,000) or $0.07 cents per share (basic) compared to net earnings of $80,000 or $0.03 cents per share (basic) a year ago.


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

Effective April 17, 1998, the Company amended its credit facility with its current lender, GMAC Commercial Credit Corporation. The amended credit facility consists of a three year commitment with automatic extensions for two additional years for a $25,000,000 credit facility. The amended facility included a $5,000,000 acquisition credit loan, which was utilized for the Mansfield acquisition. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the credit facility.

At March 31, 2000, the Company had borrowed approximately $9,243,000 on its revolving credit line and had an outstanding principal balance of $4,974,000 on its long term secured loan obligation. The Company is in compliance with the debt covenants of its Credit Agreement, as amended from time to time.

At March 31, 2000, the Company had working capital of approximately $6,867,000 compared to working capital of $8,496,000 for fiscal year end 1999. The decrease in working capital was due primarily to the increase in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts offset somewhat by the decrease in inventory.


LOOKING FORWARD

The Company continues to evaluate the growth strategy that has been described in its prior periodic reports to shareholders. The Company also continues to assess its ability to obtain equity financing from various sources. To date, several attempts to obtain equity financing initiatives have not been consummated due to various factors, including management conflicts and the complexity of some such financing proposals. Since the above discussed acquisition strategy was first disclosed to shareholders approximately three years ago, most of the companies targeted by the Company for acquisition at that time have been acquired by other companies. At this time, the Company has no further plans to pursue acquisitions.

Instead, the Company intends to focus on increasing its earnings from operations. Several events have occurred which have negatively impacted the Company's cash flows, including the following: interest rate increases over the past year, the failure of the Company to consummate several attempts at obtaining equity financing and settlement arrangements with several departing executives. Due to the above, the Company has lost much of its flexibility in managing cash flow. In addition, the Company has the need for new capital equipment to replace old equipment. The Company also faces increasing marketing pressure to upgrade its computer systems in order to totally integrate on-line contract services. The Company believes its computer systems will need to be upgraded in the future to address the changing technology requirements of its market.

Looking forward, the Company intends to focus on running a low-risk operation to maximize earnings. The Company believes that revenue will increase slowly, if at all, as the result of the need to offset lost contracts against gains. Careful management of cash to upgrade computers and allocation of capital for new equipment will be a challenge for the next few years. The ability of the Company to grow in the future will depend on the ability of management to increase earnings while faced with a very difficult cash position.


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




                  CANISCO RESOURCES, INC. AND SUBSIDIARIES

                     Consolidated Financial Statements

                  Years Ended March 31, 2000, 1999 and 1998

                 (With Independent Auditors' Report Thereon)







Independent Auditors' Report





The Board of Directors and Shareholders
Canisco Resources, Inc.:



We have audited the accompanying consolidated balance sheets of Canisco Resources, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canisco Resources, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Philadelphia, Pennsylvania
June 30, 2000






CANISCO RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2000 and 1999

Assets
                                                     2000          1999

Current assets:

Cash and cash equivalents
  (including restricted cash)                  $1,927,230   $ 1,944,053
Accounts receivable
   Billed, less allowances of $799,266
    and $566,641 at March 31, 2000 and
    1999, respectively                         11,795,742    12,181,791
   Unbilled                                       751,334       398,944
   Other                                          208,703       268,420

Total accounts receivable                      12,755,779    12,849,155

Inventory                                         326,326       424,020
Deferred income taxes                             477,000       366,000
Costs and estimated earnings in excess of
  billings on uncompleted contracts             1,488,656     1,427,806
Prepaid expenses and other current assets         344,492       404,660
Total current assets                           17,319,483    17,415,694

Property and equipment:
Land                                              804,000       804,000
Buildings and improvements                        853,661       785,663
Machinery and equipment                         5,880,943     6,025,828
Furniture and fixtures                            491,942       494,022
Vehicles                                        1,010,966     1,091,481

                                                9,041,512     9,200,994
Less accumulated depreciation                   3,065,345     2,624,997

                                                5,976,167     6,575,997

Deferred income taxes                             604,000       804,000
Intangible pension asset                          698,866       802,402
Other assets                                      338,983     1,228,685
Goodwill, net                                   4,801,752     4,899,753
Total assets                                 $ 29,739,251  $ 31,726,531

See accompanying notes to consolidated financial statements.




CANISCO RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2000 and 1999

Liabilities and Shareholders' Equity                 2000          1999

Current liabilities:
Current portion of long-term debt
  (including related party)                   $ 1,809,828   $ 1,824,711
Accounts payable and bank overdrafts	           4,905,061     3,291,920
Accrued payroll and employee benefits           1,592,149     1,562,989
Billings in excess of costs and estimated
  earnings on uncompleted contracts               934,495       732,058
Other accrued expenses                          1,236,092     1,507,988

Total current liabilities                      10,477,625     8,919,666

Note payable to bank                            9,243,452    10,754,785
Other long-term debt (including related
  party), less current portion                  5,356,081     7,139,282
Accrued pension cost                              757,683       846,582

Total liabilities                              25,834,841    27,660,315

Commitments and contingencies
Shareholders' equity:
Common stock, $.0025 par value, authorized
20,000,000 shares; issued
2,788,617 shares; outstanding
2,536,565 and 2,526,565 shares at March 31,
2000 and 1999, respectively                         6,972         6,972
Additional paid-in capital                      3,552,964     3,688,764
Retained earnings                               4,145,211     4,322,017
Treasury stock, at cost                        (3,800,737)   (3,951,537)
Total shareholders' equity                      3,904,410     4,066,216


Total liabilities and shareholders' equity    $29,739,251   $31,726,531





CANISCO RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended March 31, 2000, 1999, and 1998

                                           Year ended March 31,
                                      2000         1999        1998

Revenues from services         $71,516,158   69,443,141  52,227,363
Cost of services                57,983,296   56,585,831  42,851,839

Gross margin                    13,532,862   12,857,310   9,375,524

General and administrative
  expenses                      11,953,794   10,780,435   7,789,533
Income from operations           1,579,068    2,076,875   1,585,991
Interest expense                (1,768,059)  (1,776,529) (1,003,979)
Other income, net                  100,979      199,297      76,909

(Loss) income before
  income taxes                     (88,012)     499,643     658,921

Income tax expense                  88,794      419,772     168,530
Net earnings (loss)               (176,806)      79,871     490,391

Net earnings (loss) per share,
  (basic)                         $   (.07)         .03         .22
Weighted average common and
  common equivalent shares
  (basic)                        2,530,565    2,452,155   2,193,040

Net earnings (loss)
  per share (diluted)             $   (.07)         .03         .20

Weighted average
  common shares (diluted)         2,623,521   2,573,080   2,405,436


See accompanying notes to consolidated financial statements.






CANISCO RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
Years ended March 31, 2000, 1999, and 1998

                    Common Stock                         Treasury Stock
               Number        Additional             Number
                   of	        paid in  Retained       of
               Shares  Amount   capital  earnings   shares     Amount	   Total

Balance at
3/31/97     2,477,592  $6,194 3,478,576 3,751,755  307,052$(4,630,137) 2,606,388

Reissuance
of treasury
stock		             -       -  (605,475)        -  (45,000)   678,600     73,125

Net earnings        -       -         -   490,391        -          -    490,391

Balance at
3/31/98     2,477,592  $6,194 2,873,101 4,242,146  262,052$(3,951,537) 3,169,904

Issuance
of stock      311,025     778   815,663         -        -          -    816,441

Net earnings        -       -         -    79,871        -          -     79,871

Balance at
3/31/99     2,788,617  $6,972 3,688,764 4,322,017  262,052$(3,951,537) 4,066,216

Reissuance
of treasury
stock               -       -  (135,800)        -  (10,000)   150,800     15,000

Net loss            -       -         -  (176,806)       -          -  (176,806)

Balance at
3/31/00     2,788,617  $6,972 3,552,964 4,145,211  252,052$(3,800,737) 3,904,410

See accompanying notes to consolidated financial statements.





CANISCO RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended March 31, 2000, 1999, and 1998

                                            2000         1999      1998

Cash flows from operating
  activities:
   Net earnings (loss)                $ (176,806)      79,871   490,391
   Adjustments to reconcile
     net earnings (loss)
     to net cash provided by
     operating activities:
   Depreciation and amortization       1,554,753    1,425,688   629,329
   Deferred income taxes                  89,000      250,342   283,000
   Provision for doubtful accounts
     receivable                          232,625      396,708         -
   Net gain on sale of property         (121,920)     (21,390)        -
   Changes in assets and
     liabilities net of
     effects from purchases
     and sales of subsidiaries:
   (Increase) decrease in
     accounts receivable                (139,249)  (1,584,170)  794,014
   Decrease (increase)
     in inventory                         97,694       28,717   (12,531)
   Decrease
     in prepaid expenses
     and other current assets             60,168      235,141   958,556
   (Increase) decrease in
     costs and estimated
     earnings in excess of
     billings on uncompleted
     contracts                           (60,850)     948,460  (453,358)
   Decrease (increase) in
     other assets                        740,602      371,408(1,451,391)
   Increase (decrease) in
     accounts payable                  1,613,141     (314,932)  383,541
   Increase (decrease)
      in accrued payroll
      and employee benefits               29,160     (147,179) (305,181)
   (Decrease) in
      other accrued expenses            (271,896)    (855,565) (133,956)
    Increase (decrease) in
      billings in excess
      of costs and estimated
      earnings on uncompleted
      contracts                          202,437     (110,184) (137,155)
    Decrease in accrued
      pension cost                       (88,899)    (116,287)  (89,328)
Net cash provided by
  operating activities                 3,759,960      586,628   955,931


(continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows Continued

                                            2000         1999       1998

Cash flows from investing
  activities:
  Purchase of property and
     equipment                          (485,566)    (736,592)  (199,809)
  Proceeds from sale of property         253,200      572,144          -
  Purchase of Mansfield
     (net of cash acquired)             (250,000)  (6,052,514)         -
Net cash (used in) provided by
  investing activities                  (482,366)  (6,216,962)  (199,809)
Cash flows from financing
  activities:
  Net (payments) borrowings
    on notes payable                  (1,511,333)   4,228,364  1,182,556
  Proceeds from long-term debt                 -    5,175,105          -
  Principal payments on
    long-term debt                    (1,798,084)  (3,017,475)(2,131,635)
  Treasury stock issuance                 15,000            -     73,125

Net cash (used in) provided by
   financing activities               (3,294,417)   6,385,994   (875,954)
Net (decrease) increase
   in cash and cash
   equivalents                           (16,823)     755,660   (119,832)
Cash and cash equivalents (including
   restricted cash) at beginning
   of year                             1,944,053    1,188,393  1,308,225
Cash and cash equivalents (including
   restricted cash) at end of year    $1,927,230    1,944,053  1,188,393
Cash paid during the
   year for:
   Interest                           $1,768,250    1,676,716    958,776
   Income taxes                          114,542       68,767     23,990
Supplemental disclosure of
  noncash investing and financing
  activities -
  Stock issued in acquisition of
    Mansfield (note 1)                         -      656,250          -
  Stock paid incentive compensation            -      160,191          -






See accompanying notes to consolidated financial statements.



CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended March 31, 2000, 1999, and 1998


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

On January 31, 2000, the Company sold substantially all the assets of IceSolv, Inc. to Radiological Services, Inc. (See Note 12).


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


CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at March 31, 2000 and 1999 is cash of approximately $1,261,000 and $1,197,000, respectively, restricted as to use in connection with the Company's workers' compensation insurance program.



(Continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Continued


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

(Continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Continued


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


ACCOUNTS PAYABLE AND BANK OVERDRAFTS

Included in accounts payable and bank overdrafts is $1,209,853 and $768,950 of bank overdrafts at March 31, 2000 and 1999, respectively.


STOCK BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company measures compensation under its stock option plans using the intrinsic value approach prescribed under Accounting Principles Board Opinion No. 25.


INCOME TAXES

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.


CONCENTRATION OF CREDIT RISK

The Company provides its services primarily to the power generation, petro-chemical and pulp and paper industries.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.



(Continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

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

(3)	OTHER ASSETS

Included in other assets is approximately $525,000 at March 31, 1999, related to workers' compensation refunds due from the Company's insurance carrier.

(4)	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND RETAINAGE

Costs and estimated earnings on uncompleted contracts are summarized as follows:
                                                       March 31,
                                                   2000         1999

Costs incurred on uncompleted contracts     $38,899,672   41,946,575
Estimated earnings                            8,726,915    8,833,645

                                             47,626,587   50,780,220
Less billings to date                        47,072,426   50,084,472

                                            $   554,161      695,748
Included in the accompanying consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess of
 billings on uncompleted contracts            1,488,656    1,427,806
Billings in excess of costs and estimated
 earnings on uncompleted contracts             (934,495)    (732,058)
                                            $   554,161      695,748

Accounts receivable billed includes amounts retained by customers, in accordance with contract provisions, of approximately $751,000 and $399,000 at March 31, 2000 and 1999, respectively. These amounts are expected to be collected within one year.

(Continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(5)	NOTES PAYABLE TO BANK AND OTHER LONG TERM DEBT

Other long-term debt is summarized as follows:
                                                              March 31,
                                                         2000          1999
Acquisition loan payable to bank, the proceeds of which
are used for the purpose of financing acquisitions
collateralized by the Company's accounts receivable,
inventory, machinery and equipment, real estate, and
general intangibles.  The note bears interest at
prime plus 3% (at March 31, 2000 the effective rate
was 12%) and is payable in equal monthly
installments through June 2003.                    $2,309,714     3,058,810

Term loan payable to bank, collateralized by
the Company's accounts receivable, inventory,
machinery and equipment, real estate, and
general intangibles.  The note bears interest
at prime plus a variable margin of 3%
(at March 31, 2000 the effective rate was 12%)
and is payable in equal monthly installments
through June 2003.                                   2,664,028    3,254,981

Note to bank payable in monthly installments
of $2,235 plus interest at prime (9.0% at
March 31, 2000), due July 2000; collateralized
by four vehicles.                                        8,942       35,767

Note to bank payable in monthly
installments of $1,472 plus interest
at prime, (9.0% at March 31, 2000) due October
2000; collateralized by machinery and
equipment.                                             10,306        27,972

Note to Associates Commercial Corp. payable
in monthly installments of $5,137 including
interest at 7.14%, due September 2000;
collateralized by equipment.                           30,182        87,433

Related party note to Teddy L. Mansfield
payable in monthly installments of $21,292
including interest at 7%, due April 2005.           1,090,202     1,262,774

Related party note to R. Dean Mansfield payable
in monthly installments of $14,194 including
interest at 7%, due April 2005.                       726,801       841,850

Related party note to Teddy L. Mansfield payable
in monthly installments of $6,092 including
interest at 7%, due December 2002.                    182,392       240,503

(continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Continued
                                                              March 31,
                                                         2000          1999

Related party note to R. Dean Mansfield payable
in monthly installments of $3,898 including
interest at 7%, due December 2002.                  $ 116,716       153,903

Note to Safeco Credit Company, Inc. due
8/15/02; payable in monthly installments
of $363.00 including interest at 9.7%
collateralized by equipment                             9,261             -

Note to Safeco Credit Company, Inc.
due 11/15/02; payable in monthly
installments of $552.00 including
interest at 9.477% collateralized by
equipment                                              15,499             -

Note to Orix Credit Alliance due
5/18/02; payable in monthly installments
of $87.00 including APR of 18.75% interest
collateralized by equipment                             1,866             -

                                                    7,165,909     8,963,993
Less current maturities                             1,809,828     1,824,711
                                                   $5,356,081     7,139,282

On June 28, 1996, the Company entered into an $11,000,000 revolving credit agreement (the "Credit Agreement") with a bank which expires on June 1, 2001. The Credit Agreement was amended April 17, 1998 increasing the facility to $25,000,000 and incorporating automatic renewals through April 16, 2003. The amended facility includes a $5.0 million acquisition credit loan. At March
31, 2000, the acquisition and term loans as per the preceding table were outstanding under the amended Credit Agreement. The amount outstanding under the Revolving Credit portion of the Credit Agreement was $9,243,452 at March 31, 2000 and $10,754,785 at March 31, 1999. Borrowings bear interest at prime plus 3% (at March 31, 2000 the effective rate was 10.831%, at March
31, 1999 the margin rate was the average monthly libor rate plus 3.0% and the effective rate was 7.937%), and are secured by the Company's accounts receivable, inventory, machinery and equipment, real estate, and general intangibles. The Credit Agreement, among other things, requires the Company to meet various covenants including minimum levels of tangible net worth and earnings before interest, taxes, depreciation, and amortization. The Company was in compliance with these covenants, as amended, as of March 31, 2000, and management believes that such compliance will continue through the fiscal year ending March 31, 2001. Commitment fees are 1/4 of 1% of the average daily unused amount of the Credit Agreement. The Company is also required to pay a monthly collateral monitoring fee which was $2,500 in 2000 and 1999.


(Continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Continued

At March 31, 2000, future long-term debt payments, excluding payments under the revolving credit agreement, are as follows:

                 Year            Amount

                 2001        $1,809,828
                 2002         1,791,138
                 2003         2,741,674
                 2004           380,250
                 2005           407,738
           Thereafter            35,281

                Total        $7,165,909

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.


(6)	ACQUISITION

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

The goodwill above is being amortized on the straight line basis over a 15 year period, resulting in goodwill amortization expense of $348,000 and $302,000 for the fiscal years ended March 31, 2000 and 1999.

Effective March 31, 2000 and 1999, the Company accrued $250,000 of the contingent earnout noted above, which was recorded as additional goodwill.



(Continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Continued


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

                           Year Ended March 31,
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


(7)	INCOME TAXES

Income tax expense (benefit) consists of the following:


                                               Years ended March 31,
                                             2000        1999      1998
Current:
  Federal                             $         -     109,430  (114,470)
  State                                         -      60,000         -

Total current                                   -     169,430  (114,470)

Deferred - Federal
  and state                                88,794     250,342   283,000

Total income tax
  expense                             $    88,794     419,772   168,530





(Continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(7)	Continued

The reconciliation between the tax expense (benefit) computed by multiplying pretax income (loss) the U.S. Federal statutory tax rate and the reported amounts of income tax expense is as follows:

                                          Years ended March 31,
                                      2000        1999       1998

Computed at U.S. statutory
   tax rate                     $  (30,000)    170,000    224,000
State income taxes,
   net of Federal
   income tax effect                11,000      32,000     24,000
Federal income tax
   adjustments                           -     170,000    (95,000)
Nondeductible goodwill             118,000     103,000          -
Decrease in
   beginning-of-year
   balance of valuation
   allowance                             -     (71,000)         -
Nondeductible expenses
   and other, net                  (10,206)     15,772     15,530

Total income tax
   expense                       $  88,794     419,772    168,530


(continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(7)	Continued

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


                                                       March 31,
                                                 2000            1999
      Deferred tax assets:
        Allowance for doubtful accounts    $  260,000         154,000
        Operating loss carryforwards        1,819,000       2,027,000
        Accruals not deducted for tax
          purposes                            208,000         204,000
        AMT credit carryforwards              167,000         167,000
        Other                                  85,000          85,000

        Total gross deferred tax assets     2,539,000       2,637,000

        Less valuation allowance                    -               -

      Net deferred tax assets               2,539,000       2,637,000

      Deferred tax liabilities:
        Fixed asset depreciation            1,458,000       1,467,000

        Total deferred tax liabilities      1,458,000       1,467,000

      Net deferred tax asset               $1,081,000       1,170,000


(Continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(7)	Continued

The Company's net operating loss carryforwards, which approximate $5,300,000 at March 31, 2000, expire beginning in 2010. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the valuation allowance for deferred tax assets decreased by $71,000 during the fiscal year ended March 31, 1999.

In 1995, the Internal Revenue Service (IRS), completed an audit of the Company's income tax returns for the years ended September 30, 1993, 1992, 1991, and 1990. As a result of the audit, the IRS challenged the write-off for tax purposes of certain intangible assets made during the year ended September 30, 1993. The Company had previously accrued $750,000 relating to this audit. The Company settled this matter for approximately $450,000 in April 1997. Included in other accrued expenses on the Company's consolidated balance sheets is $300,000 and $385,000 at March 31, 2000 and 1999, respectively, related to this matter.


(8)	EMPLOYEE BENEFIT PLANS

Effective October 1, 1996, the Company established a defined benefit pension plan for the benefit of a certain select group of former (retired) senior management. The benefits to be paid are based on specified amounts for a specified period of time. The Company has decided to fund the plan by contributing amounts when necessary for benefit disbursements.





(Continued)


CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Continued

The following table sets forth the plan's funded status at March 31, 2000 and 1999:

                                              March 31,       March 31,
                                                  2000            1999
Actuarial present value of accumulated
  plan benefits, including vested benefits
  of $757,683 and $846,582 at March 31,
  2000 and 1999, respectively               $  757,683         846,582
Plan assets at fair value                            -               -

Accumulated plan benefits in excess of
  plan assets                                  757,683         846,582
Unrecognized prior service cost               (698,866)       (802,402)
Minimum liability adjustment                   698,866         802,402

Accrued pension cost                        $  757,683         846,582

Net pension cost for the year ended March 31, 2000 and March 31, 1999 included the following components:

                                              March 31,       March 31,
                                                  2000            1999

Interest cost on projected benefit
  obligation                                $   60,822          68,533
Amortization of prior service cost             103,536         103,536

                                            $  164,358         172,069

The weighted-average discount rate used to measure the projected benefit obligation was 8.0%.




(Continued)


CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(8)	Continued

The Company established an Employee Stock Purchase Plan in 1988 for substantially all of its employees. The Plan offers employees the opportunity to purchase Company common stock through regular payroll deductions. Participation in this Plan is voluntary, and the Company pays transaction fees for purchases made under this Plan.

The Company is obligated under the terms of a thrift plan for substantially all employees of its subsidiary, Cannon Sline, Inc., not covered by union-sponsored plans. The Plan allows participants to contribute after-tax earnings up to a maximum of 10% of annual compensation. The Plan provides for Company matching and additional discretionary contributions as defined in the Plan document. The Company expensed approximately $132,000, $157,000, and $163,000, in combined matching and discretionary contributions to the Plan during the years ended March 31, 2000, 1999 and 1998, respectively.

The Company is required to contribute to pension plans (defined contribution) administered by collective bargaining organizations. Contributions are based on hours worked, as specified in the various contracts. Information regarding these plans is not currently made available by the union administrators or trustees.


(9)	MAJOR CUSTOMER

In the years ended March 31, 2000 and 1999, no single customer accounted for more than 10% of consolidated revenues. One customer accounted for 12% of consolidated revenue in the year ended March 31, 1998.


(10)	STOCK BASED INCENTIVE PLANS

(a)	Stock Appreciation Rights Plan

On January 1, 1995, the Board of Directors adopted the Nuclear Support Services, Inc. Non-Qualified Executive Stock Appreciation Plan (the "SAR Plan") to provide incentive to key officers and executives of the Company. A total of 250,000 appreciation rights (Rights) can be granted under the SAR Plan through January 1, 2002.

Rights granted under the SAR Plan are immediately exercisable and expire five years from the date of grant. Each Right entitles the grantee to receive in cash, upon exercise thereof, the excess of the market value of one share of the Company's common stock on the date of exercise over a price specified at the date of grant. At March 31, 2000, a total of 235,000 Rights have been granted under the SAR Plan at grant prices ranging from $2.50-$3.00 per Right. As of March 31, 2000, no Rights have been exercised. The total appreciation value of all Rights granted as of March 31, 2000 was $ 0.


(Continued)
CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(10)	Continued

(b)	Stock Option Plans

On February 6, 1990, the Board of Directors adopted the Nuclear Support Services, Inc. 1990 Stock Option Plan (the "1990 Plan") to provide incentive to key full-time employees and consultants of the Company. Under the 1990 Plan, stock options could be granted for up to 416,897 shares of common stock. Options granted under the 1990 Plan are immediately exercisable and expire five years from the date of grant. All stock options were granted at not less than the fair market value of the stock on the date granted. The 1990 Plan was effective January 1, 1990 and expired December 31, 1994. Options outstanding under the 1990 Plan remained exercisable by their terms after expiration of the Plan, and therefore expired on December 31, 1999.

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


CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Continued

Following is a summary of activity in the 1990 Plan for the years ended March 31, 2000, 1999, and 1998:

                                              Option Price Per Share
                                                     Weighted
                                         Shares       Range       Average

Options outstanding and exercisable
   at March 31, 1997                    248,747   $ 3.38-9.00        4.68
     Canceled or expired                (72,703)    4.63-9.00        5.71

Options outstanding and exercisable at
   March 31, 1998                       176,044   $ 3.38-5.50        4.25
     Exercised
     Canceled or expired               (156,632)    3.38-5.50        4.24

Options outstanding and exercisable at
   March 31, 1999                        19,412   $ 4.13-5.50        4.37
   Exercised
   Canceled or expired                  (19,412)  $ 4.13-5.50        4.37

Options outstanding and exercisable at
   March 31, 2000                             0             0           0

On August 11, 1998, the Board of Directors adopted the 1998 stock option/incentive plan to provide incentive to directors and employees of the Company. The plan authorizes options up to 750,000 shares of common stock, increased each March 31st by an additional number equal to 2% of the number of shares outstanding on that date, commencing March 31, 1999. Provided, however, the aggregate number of shares issuable shall not exceed 1,000,000. Options granted under the 1998 plan are immediately exercisable and expire five years from the date of grant and may be granted at less than, equal to, or greater than fair market value of the stock on the grant date. All stock options will be granted at not less than fair market value of the stock on the date granted. The 1998 plan is effective March 31, 1999 and expires March 31, 2008. As of March 31, 2000, 140,000 Stock Appreciation Rights have been granted at grant prices ranging from $1.00-$1.50 per Right.



(Continued)


CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



Following is a summary of activity in the 1998 Plan for the years ended March 31, 2000, and 1999:

                                              Option Price Per Share
                                                                 Weighted
                                         Shares       Range       Average

Options outstanding at
   March 31, 1999                       105,000   $     3.00        3.00
     Granted                             20,000          .625        .625
     Exercised
     Canceled or expired                (21,125)        3.00        3.00
Options outstanding and exercisable
   at March 31, 2000                    103,875   $.625-3.00        2.54


The following table summarizes information about stock options outstanding at March 31, 2000:

                                                 Weighted
                                                   Average       Weighted
      Range of                                   remaining        average
      exercise             Number              contractual       exercise
      prices          outstanding                     life          price

       $ 3.00              83,875                  4 years         $ 3.00
         .625              20,000                  5 years           .625






(Continued)



CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	COMMITMENTS AND CONTINGENCIES

(a)	Legal Matters

The Company or its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

(b)	Rental and Employment Agreements

The Company leases office space and various equipment under operating leases which provide for minimum rentals as follows:

             Year                  Amount

             2001                 566,813
             2002                 383,099
             2003                 236,639
             2004                 131,673
             2005                  78,254

Total minimum lease payments   $1,396,478

Rental expense under all agreements for the years ended March 31, 2000, 1999, and 1998 was approximately $357,000, $546,000 and $506,000, respectively.

The Company has employment agreements with certain executives which expire at various times. Certain of these agreements include change of control provisions.

(12)	SALE OF ASSETS

On January 31, 2000, the Company sold certain assets of its IceSolv wholly owned subsidiary, (primarily equipment and contracts in progress) with net book value of approximately $50,000 for $130,000 in cash and a note receivable (including interest) for $120,000 payable over the next 12 months. The gain on the sale of these assets of approximately $180,000 is included in the 2000 statements of operations in other income, net.

(13)	RELATED PARTY TRANSACTIONS

In September, 1999, the Company entered into a letter agreement with a consulting firm, of which a Company director is a principal, for strategic advisory services. The terms of the agreement include monthly fess of $30,000 to be paid. In December, 1999, the agreement was modified in connection with management changes within the Company, reducing the amount to be paid beginning January 2000.



(Continued)

CANISCO RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Continued

The letter agreement includes a provision for the granting of stock appreciation rights. Each Right permits the holder to receive cash on exercise equal to the amount by which the fair market value of the Company's common stock on the date of exercise exceeds the exercise price. As of December 31, 1999, 125,000 Rights had been awarded to the consulting firm at an exercise price of $1.50 per share. The Board of Directors awarded Mr. Thomas McShane 15,000 Rights at an exercise price of $1.00 per share. The Rights expire one year from the date of grant.

During the year ended March 31, 2000, the consulting firm was paid approximately $175,000 in fees and expenses. As of March 31, 2000, the consulting firm is being paid on an as needed basis.

(14)	SUBSEQUENT EVENT

On June 28, 2000, the Company announced that they have entered into a definitive merger agreement under which Kenny Industrial Services, L.L.C. ("Kenny") will acquire all of the outstanding shares of Canisco Resources, Inc.

Under the terms of the agreement, a wholly owned subsidiary of Kenny will commence a tender offer to purchase all outstanding shares of Canisco common stock for $1.00 per share in cash. Canisco's Board of Directors has recommended that Canisco stockholders tender their shares. Following completion of the tender offer, Kenny intends to consummate a cash merger to acquire any shares not previously tendered. Canisco has approximately 2,536,565 shares outstanding.

The tender offer is conditioned, among other things, upon a minimum tender of a majority of the outstanding Canisco shares on a fully diluted basis and receipt of regulatory approvals, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.


ITEM 9 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management

Item 13	Certain Relationships and Related Transactions

Information required in Items 10 through 13 are incorporated by reference to Proxy statement for next meeting of stockholders.

PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


A.	Reports on Form 8-K (none)

B.	Exhibits

Exhibit Number	Description of Document

2.1		Plan and Agreement of Merger by and among Nuclear
     Support Services, Inc., NSS of Delaware, Inc. and
     Canisco Resources, Inc. (filed as exhibit 2.1 to the
     Company's form 8-B filed May 24, 1996 and incorporated herein by reference).


3.1	 Articles of Incorporation of the Company, as amended
     (filed as Exhibit 3.1 to Form 8-B filed May 24, 1996 and incorporated herein by reference).

3.2	 By-laws of the Company (filed as Exhibit 3.2 to Form
     8-B filed May 24, 1996 and incorporated herein by reference).

10.1	1990 Stock Option Plan (filed as Exhibit 28.2 to
     Registration Statement on Form S-8 (No. 33-33180) and incorporated herein by reference).

10.10	1998 Stock Option/Incentive Plan (Incorporated herein
      by reference to the Company's Definitive Proxy
      Statement on Form 14A filed July 28, 1998).

10.11	Stock Purchase Agreement dated April 22, 1998
      (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed May 7,
      1998).

10.12	Form of Stock Purchase Warrant issued to Teddy
      Mansfield (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed May 7,
      1998).

10.13	Form of Stock Purchase Warrant issued to R. Dean
      Mansfield (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed May 7,
      1998).

10.14	Amended and Restated Credit and Security Agreement
      with The BNY Financial Corporation dated as of April
      17, 1998 (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed May 7,
      1998).

10.2	 Securities Purchase Agreement, dated as of October
      16, 1998, by and among Mellon Ventures, L.P. and
      Morse Partners, Ltd, and Canisco Resources, Inc.
      (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October
      30, 1998).

10.20	Securities Purchase Agreement, dated as of April 16,
      1999, by and among SCC Investment I, L.P., Sterling City Capital LLC and Canisco Resources, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Amended Current Report on Form 8-K filed
      May 11, 1999).

10.21 Agreement and Plan of Merger dated as of June 28,
      2000, by and among Kenny Industrial Services, L.L.C.,
      Canisco Acquisition, Inc., and Canisco Resources, Inc.

21  Subsidiaries of the Registrant.

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



DATE:  July 11, 2000			CANISCO RESOURCES, INC.



                    			Ted L. Mansfield
                 						President and
                    			Chief Executive Officer



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:



SIGNATURE				              CAPACITY				             DATE


/s/Wm. Lawrence Petcovic	  Chairman of the Board		  July 11, 2000


/s/Dale L. Ferguson	      	Director				             July 11, 2000


/s/Thomas P. McShane	     	Director	           			  July 11, 2000


/s/Marv Davis			           Director           			  	July 11, 2000


/s/Ted L. Mansfield		      President, CEO	      		  July 11, 2000


/s/Michael J. Olson		      Chief Financial Officer		July 11, 2000