Form 10-K/A
period 2000-03-31
CANISCO RESOURCES INC
filed 2000-07-31
CIK 317488

Canisco Resources, Inc.
                         300 Delaware Avenue, Suite 714
                             Wilmington, DE  19801
                                 (302) 777-5050



Ted Mansfield
Direct Dial Number: (302) 777-5050
Facsimile: (302) 777-5409
E-Mail: tedcrab@aol.com

                          July 27, 2000

VIA EDGAR
---------
Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street
Washington, D.C.  20549

RE:	Canisco Resources, Inc.
		Amendment No. 1 to Form 10-K
		SEC File No. 0-12293
               -------------------------------------------

Ladies and Gentlemen:

	On behalf of Canisco Resources, Inc. (the "Registrant"), transmitted hereby via EDGAR is the Registrant's Amendment No. 1 to the Annual Report on Form 10-K for the period ending March 31, 2000 (the "10-K").

                                    Very truly yours,

                                /s/ Ted Mansfield
                                    Ted Mansfield
                                    For CANISCO RESOURCES, INC.







This Amendment No. 1 amends and supplements the Annual Report on Form 10-K for the period ending March 31, 2000, filed by Canisco Resources, Inc., a Delaware corporation (the "Company").


ITEM 10

                            DIRECTORS OF THE COMPANY

The following table sets forth information concerning the incumbent directors of the Company at July 14, 2000.

Marvin Davis (1)(2)      Age 62   1996 to present, President, CEO and
                                  Chairman of Datamax, a manufacturer of bar code printers for the automatic identification device market. 1987 to 1996, President of Grisanti, Galef and Goldress
                                  Corporation, a consulting firm for troubled businesses. Currently a member of the board of directors of Crown Craft, Z Axis
                                  Corporation, Veridian Partners, Reliacast, and a member of the Board of Advisors for Angus & Coote.

Dale L. Ferguson         Age 65   Retired since 1996. 1974 through 1996, an
                                  employee of the Company. Director of the Company since 1974.

Teddy Mansfield          Age 38   1996 to present, President of Mansfield
                                  Industrial Coatings, Inc, an industrial
                                  painting company. 1993 to 1996, Vice
                                  President of Mansfield Industrial Coatings.

Thomas P. McShane (1)(2) Age 46   1987 to present, President of McShane
                                  Group, Inc., a financial and management
                                  consulting firm located in Timonium, MD.
                                  Director of the Company since 1991.

W. Lawrence Petcovic (1) Age 55   July 1999 to present, Vice President of
                                  Human Resources of Fypon Limited, a
                                  manufacturer of molded millwork.  November
                                  1998 to July 1999, Vice President of Human
                                  Resources at Creditrust Inc., a purchaser of credit card charged-off receivables.
                                  1996 to November 1998, Vice President,
                                  Training of Chevy Chase Bank. 1994 to 1996, business consultant for L.P. Associates,
                                  Columbia, MD. Director of the Company since
                                  1981.

(1)  Members of the Compensation Committee
(2)  Members of the Audit Committee

The terms of office of all of the above directors will expire at the next annual meeting of the Company and have indicated their intention to resign prior to the Company's next annual meeting, upon the closing of the investment described in Item 13, which is subject to approval by the Company's stockholders. The following table details shares held by a director or officer and their respective spouses and certain relatives (excluding adult children).


                                    Shared
                 Sole Voting    Voting and      Shares
              and Investment    Investment  Subject of  Aggregate  Percentage
Name                   Power         Power     Options      Total    of Class

Marvin Davis             -0-           -0-         -0-        -0-         -0-
Teddy Mansfield     156,000            -0-     60,000    216,000        8.31%
Michael J. Olson(1)  37,619            -0-     15,000     52,619        2.07%
Dale L. Ferguson     19,000        30,000          -0-    49,000        1.93%
Thomas P. McShane    18,300            -0-         -0-    18,300        0.72%
W. Lawrence Petcovic 10,886            -0-         -0-    10,886        0.43%
All Directors and   241,805        30,000      75,000    346,805       13.30%
  Executive Officers
  as a Group (6 Persons)

(1)  Executive officer who is not a director.

Information Regarding Current Executive Officers

The following table identifies Canisco's current executive officers, sets forth their ages, principal occupation or employment of each during the past five years, positions and offices held with Canisco and the terms served as such.

Name                  Age       Principal Occupation or Employment

Teddy Mansfield       38        See information regarding directors.

Michael J. Olson      46        Vice President, Secretary/Treasurer and
                                Chief Financial Officer of Cannon Sline,
                                Inc. since 1986.  Named Acting Chief
                                Financial Officer of Nuclear Support
                                Services, Inc. in January, 1995.  Named
                                Chief Financial Officer, Vice President and
                                Secretary/Treasurer of the Company in April
                                1995 Mr. Olson has an employment contract with the Company.

(1) Jimmie L. Huitt, Jr., an employee of McShane Group, Inc., served as President and Chief Executive Officer of the Company from September 7, 1999 until December 20, 1999, when Mr. Mansfield was appointed by the Board. Mr. Huitt, 49, has been a stockholder and principal of McShane Group, Inc., a financial and management consulting firm, since 1998, and prior to that was a Director of Princeton Associates, a management consulting firm. Mr. Trallo was terminated as President and Chief Executive Officer by the Company's Board of Directors effective September 7, 1999. Mr. Trallo remains an employee of the Company.


Compliance with Section 16A

For the 2000 fiscal year, no late Form 4 filings were submitted.



ITEM 11  EXECUTIVE COMPENSATION

               COMPENSATION OF CURRENT EXECUTIVE OFFICERS

The following table sets forth information concerning all compensation paid or accrued by Canisco and its subsidiaries in respect to the three fiscal years for 1998, 1999 and 2000 to or for each of the executive officers of
Canisco:

                          Summary Compensation Table

                    Fiscal Year Compensation          Long-Term Compensation
                                                           Awards Securities
                                                       Other
Name and              Fiscal  Salary    Bonus   compensation     Underlying
Principal Position      Year      ($)      ($)        ($)(1)  Option/SARs(#)

Ralph A. Trallo         2000  225,000      -0-        7,351            -0-
President, Chief        1999  185,000  48,100       134,794(2)         -0-
Executive Officer       1998  185,000 115,000        47,590(3)         -0-
and Director;
Also President and
CEO of Cannon Sline

Teddy Mansfield         2000  120,000  50,000            -0-           -0-
President, Chief
Executive Officer and
Director

Michael J. Olson        2000  130,000      -0-        5,926            -0-
Vice President,         1999  105,000  27,300        37,819(2)         -0-
Secretary/Treasurer     1998  105,000  85,000         7,820(3)         -0-
and Chief Financial
Officer

(1)	Included in Other Compensation are automobile allowances and excess life insurance benefits provided by the Company and the value of discretionary bonuses paid in stock.

(2)	At the request of the Compensation Committee, Mr. Trallo and Mr. Olson
agreed to terminate the 1985 Long Term Compensation Plan between themselves and Oliver B. Cannon & Son, Inc. (the former name of the
Company's Cannon Sline, Inc. subsidiary). Mr. Trallo and Mr. Olson each took stock in lieu of the cash due on termination of the plan, issued at fair market value.

(3)	Mr. Trallo and Mr. Olson were awarded discretionary bonuses in 1998.
Their bonuses were in the form of Company stock issued at fair market value.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                Number of
                                               securities        Value of
                                               underlying     unexercised
                                              unexercised    in-the-money
                        Shares               options/SARs    options/SARs
                   acquired on              at FY end (#)    at FY end ($)
                  exercise (#)      Value    exercisable/     exercisable/
Name             unexercisable   realized             ($)   unexercisable/(1)

Ralph A. Trallo              0          0       95,000(2)         $ 0 / 0

Michael J. Olson             0          0       65,000(3)         $ 0 / 0

(1)	Options include those granted under the Company's Stock Option
Programs, the Directors Stock Option Program, and the Company's Stock Appreciation Plan.

(2)	Mr. Trallo's options include 25,000 shares under the Company's Stock
Option Programs and the Director's Stock Option Program and 70,000 shares under the Company's Stock Appreciation Plan.

(3)	Mr. Olson's options include 15,000 shares under the Company's Stock
Option Programs and 50,000 shares under the Company's Stock
Appreciation Plan.


ITEM 12

           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company currently has 2,536,565 shares of common stock outstanding. In addition 103,875 shares are reserved for issuance upon the exercise of currently outstanding options held by employees and directors and 110,000 shares are reserved for the exercise of warrants held by Teddy L. and Dean Mansfield, who are both part of the management of one of the Company's subsidiaries, and by others.

The Shares reported in the following two tables may be deemed to be beneficially owned under Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, but the inclusion of the shares in this table does not constitute an admission of beneficial ownership.

The following table shows information as of July 14, 2000, with respect to each person with beneficial ownership of more than 5% of the Company's outstanding common stock.

                                           Shares               Percentage
Name and Address               Beneficially Owned           of Class Owned

ROI Capital Management, Inc.
17 East Sir Francis Drake Boulevard
Suite 225
Larkspur, CA 94939                      183,100(1)                   7.22%

Teddy L. Mansfield
3251 E. Kingsfield Road
Pensacola, FL 32514                     156,000(2)                  6.15%

Joe C. Quick
83 Almond Avenue
Hershey, PA 17022                       147,516(3)                  5.82%

Ralph A. Trallo
2363 Sanibel Blvd.
St. James City, FL 33956                138,321(4)                  5.45%


(1)	A Schedule 13G filed with the Securities and Exchange Commission on
February 15, 2000 by ROI Capital Management, Inc. ("ROI"), Mitchell J. Soboleski ("Soboleski") and Mark T. Boyer ("Boyer") states that ROI is deemed to be the beneficial owner of 183,100 shares of Canisco common stock pursuant to separate arrangements whereby it acts as investment adviser and has certain rights with respect to dividends and proceeds from the sale of such common stock and Soboleski and Boyer are deemed to be the beneficial owners of such number of shares pursuant to their ownership interest in ROI.



(2)	150,000 of these shares were part of the purchase consideration paid by the Company for the acquisition of Mansfield Industrial Coatings, Inc.
which occurred on April 22, 1998. Mr. Mansfield also received warrants to purchase 60,000 shares at a price of $2 5/8 per share as part of the acquisition consideration. None of such warrants are currently exercisable and therefore have not been included.

(3)	The shares shown include 84,490 shares over which Mr. Quick exerts sole voting and investment power. Mr. Quick shares voting and investment power over the remaining shares which are held by his spouse or certain relatives (excluding adult children).

(4)	The shares shown include 113,321 shares over which Mr. Trallo exerts sole voting and investment power and 25,000 shares subject to stock options owned by Mr. Trallo.


ITEM 13

              TRANSACTION WITH KENNY INDUSTRIAL SERVICES, L.L.C.

On June 28, 2000, the Company, Parent and Canisco Acquisition, Inc. ("Merger Subsidiary") entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") in accordance with the terms and subject to the conditions of which (1) Parent caused Merger Subsidiary to commence the Offer for any and all outstanding Shares at a price of $1.00 per Share, net to the seller in cash, without interest thereon, and (2) Merger Subsidiary will be merged with and into the Company (the "Merger"). As a result of the Offer and the Merger, the Company would become an indirect wholly owned subsidiary of Parent. The Offer is scheduled to expire at 12:00 Midnight, New York City time, on Friday, August 11, 2000, unless the Offer is extended in accordance with the Merger Agreement and applicable law.

The Merger Agreement provides that, promptly after the purchase of a majority of the outstanding Shares pursuant to the Offer, Parent shall be entitled to designate directors (the "Purchaser Designees") on the Board of Directors of the Company (the "Board") as will give Parent representation proportionate to its ownership interest. The Company has agreed, upon the request of Parent, to use its reasonable best efforts promptly either to increase the size of the Board or secure the resignation of such number of directors, or both, as is necessary to enable the Purchaser Designees to be elected or appointed to the Board and to cause the Purchaser Designees to be so elected or appointed. In addition, the Company has agreed to cause the Purchaser Designees to constitute the same percentage as is on the Board of (i) each committee of the Board, (ii) each board of directors of each subsidiary of the Company and
(iii) each committee of each such board.

Participation of Current Directors in Retirement Programs

Dale Ferguson received $50,000 in fiscal year 1999 pursuant to the Company's Founders Retirement Plan.